Form 10QSB
period 1996-03-31
CSL LIGHTING MANUFACTURING INC
filed 1996-05-14
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996


                         Commission file number: 1-12840


                        CSL LIGHTING MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                           95-4463033
         (State of incorporation)   (I.R.S. employer identification No.)


         27615 Avenue Hopkins, Valencia, California           91355-3447
         (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including Area Code: 805-257-4155


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,651,909 shares of common stock, $.01 par value, as of May 10, 1996.

                        CSL LIGHTING MANUFACTURING, INC.

                                      INDEX



PART I. - FINANCIAL INFORMATION                                          PAGE
- - -------------------------------                                          ----

Item 1.  Financial Statements

     Condensed Balance Sheets at
     March 31, 1996 (Unaudited) and
     December 31, 1995....................................................3 - 4

     Condensed Statements of Operations
     for the three months ended
     March 31, 1995(Unaudited) and
     March 31, 1996 (Unaudited)...........................................    5

     Condensed Statements of Cash Flows
     for the three Months Ended March 31, 1995 (Unaudited)
     and March 31, 1996 (Unaudited).......................................    6

     Notes to Condensed Financial Statements..............................7 - 8

Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations........................................................9 - 11

PART II. - OTHER INFORMATION..............................................    11

SIGNATURES................................................................    12

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS



                                                  DECEMBER 31,       MARCH 31,
                                                     1995              1996
                                                  -----------      -----------
                                                                   (Unaudited)
CURRENT ASSETS:

 Cash                                             $   120,000      $   419,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $160,000 at
  March 31, 1996, and
  $145,000 at December 31, 1995                     1,961,000        2,028,000

 Inventories                                        3,135,000        3,732,000

 Other current assets                                 270,000          547,000
                                                  -----------      -----------
                                                    5,486,000        6,726,000
                                                  -----------      -----------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,301,000 at March 31,
   1996 and $1,202,000 at December 31, 1995         1,640,000        1,609,000
                                                  -----------      -----------

OTHER ASSETS                                          257,000          281,000
                                                  -----------      -----------
                                                  $ 7,383,000      $ 8,616,000
                                                  ===========      ===========




  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,       MARCH 31,
                                                     1995              1996
                                                  -----------      -----------
                                                                   (Unaudited)
CURRENT LIABILITIES:
 Current portion of long - term debt              $   412,000     $   339,000
 Current portion of notes payable
   to stockholders                                    239,000          92,000
 Short - term borrowings                            3,409,000       3,409,000
 Accounts payable                                   1,077,000       1,960,000
 Accrued expenses                                     462,000         429,000
                                                  -----------     -----------
                                                    5,599,000       6,229,000
                                                  -----------     -----------
LONG - TERM DEBT, net of current portion              123,000         123,000
                                                  -----------     -----------

NOTES PAYABLE TO STOCKHOLDERS,
        net of current portion                        200,000         200,000
                                                  -----------     -----------
DEFERRED RENT                                         222,000         223,000
                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value:
 Authorized - 1,000,000 shares
 Issued and Outstanding - none                           --              --

 Common stock, $.01 par value:
 Authorized - 10,000,000 shares
 Issued and Outstanding -
  5,166,909 shares at March 31, 1996
  4,400,000 shares at December 31, 1995                44,000          52,000
 Additional paid-in-capital                         7,551,000       8,126,000
 Deferred compensation                               (640,000)       (624,000)
 Retained deficit                                  (5,716,000)     (5,713,000)
                                                  -----------     -----------
                                                    1,239,000       1,841,000
                                                  -----------     -----------
                                                  $ 7,383,000     $ 8,616,000
                                                  ===========     ===========

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                       1995          1996
                                                    -----------   -----------

NET SALES                                           $ 3,925,000   $ 3,367,000
COST OF GOODS SOLD                                    2,066,000     1,759,000
                                                    -----------   -----------
                                                      1,859,000     1,608,000
                                                    -----------   -----------
OPERATING EXPENSES:
 Selling                                                908,000       748,000
 General and administrative                             689,000       759,000
                                                    -----------   -----------
                                                      1,597,000     1,507,000
                                                    -----------   -----------
       Income from operations                           262,000       101,000
                                                    -----------   -----------
OTHER INCOME (EXPENSE):
 Interest income                                         14,000          --
 Interest expense                                       (98,000)     (100,000)
 Other, net                                               5,000         3,000
                                                    -----------   -----------
                                                        (79,000)      (97,000)
                                                    -----------   -----------
       Income before provision for income taxes         183,000         4,000

PROVISION FOR INCOME TAXES                                1,000         1,000
                                                    -----------   -----------
NET INCOME                                          $   182,000   $     3,000
                                                    ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                       4,000,000     4,844,360
                                                    ===========   ===========
NET INCOME PER COMMON SHARE                         $      0.05   $      0.00
                                                    ===========   ===========






                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          1995           1996
                                                      -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                           $   182,000     $   3,000
 Adjustments to reconcile net income to
   net cash used in operating activities:
  Deferred Compensation                                      --          16,000
  Depreciation and amortization                           130,000       107,000
  Provision for doubtful accounts                          15,000        15,000
  Increase in assets:
          Accounts receivable                            (207,000)      (82,000)
          Inventories                                    (200,000)     (597,000)
          Other                                          (364,000)     (347,000)
  Increase (decrease) in liabilities:
          Accounts Payable                               (119,000)      883,000
          Accrued expenses                               (277,000)      (33,000)
          Deferred rent                                     5,000         1,000
                                                      -----------     ---------
          Net cash used in operating activities          (835,000)      (34,000)
                                                      -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments received on notes receivable
   from employees                                            --          70,000
 Increase in notes receivable - stockholders             (109,000)         --
 Increase in notes receivable - employees                 (22,000)         --
 Purchases of property and equipment                     (163,000)      (68,000)
 Other assets                                             (44,000)      (32,000)
                                                      -----------     ---------
          Net cash used in investing activities          (338,000)      (30,000)
                                                      -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Additions to short-term borrowings                     1,050,000          --
 Repayments of short-term borrowings                         --            --
 Additions to long-term borrowings                           --            --
 Repayments of long-term debt                             (78,000)      (73,000)
 Net proceeds from sale of common stock                      --         436,000
 Additional costs associated with the sale
   of common stock                                        (19,000)         --
                                                             --            --
          Net cash provided by financing activities       953,000       363,000
                                                      -----------     ---------
NET INCREASE (DECREASE) IN CASH                          (220,000)      299,000
CASH, beginning of period                               1,866,000       120,000
                                                      -----------     ---------
CASH, end of period                                   $ 1,646,000     $ 419,000
                                                      ===========     =========

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contain audited financial information as of December 31, 1995 and 1994. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.   WEIGHTED AVERAGE NUMBER OF SHARES

The weighted average number of shares of common stock outstanding as of March 31, 1996 was 4,844,360. Net income per share are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants.


3.   INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1995 and March 31, 1996:

                                      December 31,      March 31,
                                         1995             1996
                                         ----             ----

         Raw Material                $   781,000      $ 1,322,000
         Finished Goods                2,354,000        2,410,000
                                     -----------      -----------
                                     $ 3,135,000      $ 3,732,000
                                     ===========      ===========

4.   INCOME TAXES

Upon conversion from a California Limited Partnership to a "C" corporation in 1994, the Company adopted FASB Statement No. 109, Accounting for Income Taxes, as required by the Financial Accounting Standards Board. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry-forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's limited operating history, and inception to date accumulated deficit, all of the Company's deferred tax assets are offset by a valuation allowance.

The current provision for income taxes for the three months ended March 31, 1995 and 1996 consists of minimum state tax.

5.   STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1995 and 1996 are as follows:

                                    March 31,    March 31,
                                      1995         1996
                                      ----         ----

         Interest paid              $98,000      $100,000
                                    =======      ========
         Income taxes paid          $ 1,000      $  1,000
                                    =======      ========

6.   DEBT REFINANCING

On April 8, 1994, the Company established a $5.8 million credit facility with a bank. The credit facility was comprised of a $5 million, two year revolving line of credit and a $834,000 three year note. The entire credit facility is secured by the Company's accounts receivable, inventory and equipment. The facility contains several financial covenants, which the Company was not in compliance with at December 31, 1995.

On March 29, 1996, the Company signed an amendment to the facility with the following terms:

     - The Company will make $625,000 of principal payments through August 31, 1996

     - The Company will make additional principal payments equal to 33 percent of monthly net income (as defined) from April 1996 through August 1996.

     - The interest rate has been revised to an annual rate of the bank's reference rate plus 1.75 percent.

     - The full balance of $3,409,000, plus the outstanding balance on the term loan ($324,0000 at March 31, 1996), must be paid in full no later than August 31, 1996.

     -    Required monthly financial covenant review.

As a result of the August 31, 1996 payoff requirement, all amounts outstanding under this credit facility have been classified as current liabilities in the accompanying condensed balance sheet as of March 31, 1996.

7.   Changes in Equity

On February 2, 1996, the Company completed a private placement of 660,000 shares of common stock and received net proceeds of $436,000. On March 18, 1996 the Company converted a $147,000 note payable to a shareholder and current Chairman of the Board into 106,909 shares of common stock.

8.   Litigation

On April 13, 1996 the Company received 515,000 shares of its common stock pursuant to the terms of the Zukerman litigation settlement agreement dated December 18, 1995. These shares are currently held in the Company's treasury. The effect of this settlement will be reflected in the Company's second quarter results.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Overview:

         The Company's strategy is to continue to penetrate and acquire market share in the Consumer Retail, Design and Specification marketplaces and to continue to pursue strategic relationships and joint venture agreements in the United States, Europe and Asia. Additionally, the Company has refoucsed its product offerings into five specific product categories resulting in a reduction in SKU's and the inventory necessary to support these discontinued product lines. The Company's new product offerings were introduced in January 1996 for delivery in the second quarter of 1996.

         During 1995, the Company successfully installed a new management team and Board of Directors. This management team has implemented significant new internal accounting and financial controls and has restructured the Company's product offerings to achieve maximum penetration of its target markets, specifically the Specification and the Consumer Retail Markets. In the first quarter of 1996 the Company began to realize the benefits of its new policies and procedures through lower selling expenditures and establishment of better working relationships with its vendors.

         In early 1996, the Company entered into two strategic relationships. In April 1996, the Company entered into a joint venture with MG Products Inc. to design, manufacture and distribute a new recessed low voltage halogen lighting product for the Electrical Distributor, Lighting Showroom and Home Center Marketplaces. The joint venture is structured in the form of a Limited Liability Corporation in which CSL Lighting Manufacturing, Inc. has a 47.5% equity interest and shared control. Additionally, the Company entered into a collaboration with SIMES, a large European manufacturer of specification grade outdoor lighting products. Under this arrangement, CSL has exclusive rights in the United States to the SIMES product line which is being marketed and distributed under the trade name "CSL/SIMES". The Company expects to begin shipping in the second quarter of 1996. The Company is also collaborating with SIMES to distribute certain CSL products in the European and Japanese marketplaces. The Company has and will continue to pursue strategic relationships and joint venture agreements in the United States, Europe and Asia.

Sales

         Sales decreased by $558,000 or 14.2% from $3,925,000 for the three months ended March 31, 1995 to $3,367,000 for the three months ended March 31, 1996. The decrease in sales is attributable to the Company focusing on the release of its new product lines, and discontinuing its older lines. In addition, the Company experienced a drop in sales in its core products and energy efficient lines. Specific product lines contributing to the decrease in overall sales were Mitelite, Teraluna, Tocatta bath bars, and Sure Task 1. Further, the Company's sales have been hindered by the shortage of cash to fund certain inventory purchases. However, with the additional funds from the equity offerings (see "Liquidity and Capital Resources") the Company has been successful in purchasing product in the first quarter with the expectation of its arrival early in the second quarter.

Gross Profit

         Gross profit decreased by $251,000 or 13.5% from $1,859,000 for the three months ended March 31, 1995, to $1,608,000 for the three months ended March 31, 1996. Gross profit as a percentage of net sales was 47.4% for the three months ended March 31, 1995 and 47.8% for the three months ended March 31, 1996. The gross profit dollar decrease is due to a drop in sales from the previous period, however, as a percentage of sales margins have remained consistent with the prior period.

Selling Expense

         Selling expense as a percentage of net sales for the three months ended March 31, 1995 and 1996 were 23.1% and 22.2%, respectively. For the three months ended March 31, 1995 and 1996, selling expense were $908,000 and $748,000, respectively. The decrease in selling expense during the comparable three month period was primarily attributable to: (i) increased overall sales from SimiLights (and do-it-yourself product lines) which also carry a lower commission rate than the Company's other product lines, and (ii) reductions in the Company's sales workforce along with the associated travel and entertainment expenditures.

General and Administrative Expenses

         General and administrative expenses as a percentage of net sales for the three months ended March 31, 1995 and 1996 were 17.6% and 22.5%, respectively. For the three months ended March 31, 1995 and 1996, general and administrative expense were $689,000 and $759,000, respectively.

         The increase in general and administrative expenses as a percentage of net sales were attributable to increases in salaries and benefits associated with new management, travel, and consulting fees.

Other Income and Expense

         Other income and expense as a percentage of net sales for the three months ended March 31, 1995 and 1996 were 2.0% and 2.9%, respectively. The increase in other income and expense from $79,000 for the three months ended March 31, 1995 to $97,000 for the three months ended March 31, 1996 was due primarily to increases in interest expense from additional borrowings on the Company's line of credit and an increase in the rate paid for these borrowings.

Provision for Income Taxes

         The provision for income taxes as of March 31, 1995 and 1996, reflects the minimum state tax due for each fiscal year.

Liquidity and Capital Resources

         For the three months ended March 31, 1996 the Company relied upon trade credit to support its operations. During the quarter the Company completed a private placement of common stock and received net proceeds of approximately $436,000. These funds were used to finance the Company's operations and provide for inventory purchases for the Company's new product lines. Subsequent to the quarter, the Company consummated an additional private placement financing yielding net proceeds of approximately $500,000. The Company continues to explore financing alternatives in order to support its operations. There is no assurance that additional financing can be obtained on terms acceptable to the Company, if at all, the failure of which will have a material adverse effect on the Company.

         On April 8, 1994, the Company established a $5.8 million credit facility with a bank. The credit facility was comprised of a $5 million, two year revolving line of credit and a $834,000 three year note. The entire credit facility is secured by the Company's accounts receivable, inventory and equipment. The facility contained several financial covenants, which the Company was not in compliance with at December 31, 1994. The bank waived such non-compliance at December 31, 1994 and revised the covenants in 1995. In connection with the revised covenants, the Company was required to reduce, and did reduce, the outstanding balance on the line by approximately $1.64 million. At December 31, 1995, the Company was not in compliance with its financial covenants. On March 29, 1996, the Company signed an amendment to its credit agreement whereby the Company will be responsible for maintaining certain revised financial covenants and has agreed to a monthly repayment schedule through August 1996 of approximately $625,000 in the aggregate, and if applicable, a portion of its monthly net income. This agreement with the bank will expire on August 31, 1996 and the entire principal amount on the Company's line of credit and term loan will be due. The Company is currently negotiating with banks in an effort to establish an asset based line of credit to replace its existing bank facility. However, there can be no assurance that the Company will be able to obtain a replacement credit facility or otherwise raise funds to repay its current outstanding credit facility when it becomes due on August 31, 1996. The failure to repay the existing credit facility upon maturity will have a material adverse effect on the Company's operations.

         The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1996, supplemented by the proceeds from the private placement of convertible debt and or equity. However, there can be no assurance that the Company will generate sufficient cash flows or raise sufficient capital, the failure of which would have a material adverse effect on the Company's operations and financial position.

         The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

         Not Applicable

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                     CSL LIGHTING MANUFACTURING, INC.



                                        By:/s/ Sylvan Gerber
                                           ---------------------------
                                           Sylvan Gerber,
                                           Chairman of the Board
                                           Chief Executive Officer





                                        By:/s/Mark Allen
                                           ---------------------------
                                           Mark Allen,
                                           Chief Operating Officer
                                           Acting Principal Accounting
                                           Officer, Director



Dated:  May 10, 1996