Form 10QSB
period 1996-06-30
CSL LIGHTING MANUFACTURING INC
filed 1996-08-14
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1996


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,401,909 shares of common stock, $.01 par value, as of August 13, 1996.

                        CSL LIGHTING MANUFACTURING, INC.

                                      INDEX



PART I. - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

         Condensed Balance Sheets at
         June 30, 1996 (Unaudited) and
         December 31, 1995...................................................3-4

         Condensed Statements of Income
         for the six months ended
         June 30, 1995 (Unaudited) and
         June 30, 1996 (Unaudited).............................................5

         Condensed Statements of Income
         for the three months ended
         June 30, 1995 (Unaudited) and
         June 30, 1996 (Unaudited).............................................6

         Condensed Statements of Cash Flows
         for the six Months Ended June 30, 1995 (Unaudited)
         and June 30, 1996 (Unaudited).........................................7

         Notes to Condensed Financial Statements............................8-10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.....................................................11-14

PART II - OTHER INFORMATION...................................................15

SIGNATURES....................................................................16

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS



                                                     DECEMBER 31,    June 30,
                                                         1995          1996
                                                     -----------    -----------
                                                                    (Unaudited)
CURRENT ASSETS:

 Cash                                                $   120,000    $ 1,808,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $145,000 at
  December 31, 1995 and
  $409,000 at June 30, 1996                            1,961,000      1,484,000

 Inventories                                           3,135,000      4,512,000

 Other current assets                                    270,000        555,000
                                                     -----------    -----------
                                                       5,486,000      8,359,000
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,202,000 at December 31,
   1995 and $1,404,000 at June 30, 1996                1,640,000      1,611,000
                                                     -----------    -----------

OTHER ASSETS                                             257,000        345,000
                                                     -----------    -----------
                                                     $ 7,383,000    $10,315,000
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                         these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            DECEMBER 31,     June 30,
                                               1995            1996
                                            -----------    -----------
                                                           (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt $ 412,000 $ 277,000 Current portion of notes payable
     to stockholders                            239,000         78,000
   Short - term borrowings                    3,409,000      3,064,000
   Accounts payable                           1,077,000      1,948,000
   Accrued expenses                             462,000        522,000
                                            -----------    -----------
                                              5,599,000      5,889,000
                                            -----------    -----------
LONG - TERM DEBT, net of current portion        123,000        119,000
                                            -----------    -----------
NOTES PAYABLE TO STOCKHOLDERS,
               net of current portion           200,000        100,000
                                            -----------    -----------
DEFERRED RENT                                   222,000        224,000
                                            -----------    -----------
7% - SUBORDINATED CONVERTIBLE NOTES                --          525,000
                                            -----------    -----------
12% - SUBORDINATED CONVERTIBLE NOTES               --        1,570,000
                                            -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                   --             --

   Common stock, $.01 par value:
   Authorized - 10,000,000 shares
   Issued and Outstanding -
    4,400,000 shares at December 31, 1995
    5,401,909 shares at June 30, 1996            44,000         59,000
   Additional paid-in-capital                 7,551,000      8,744,000
   Less: Shares held in Treasury                   --       (1,223,000)
   Deferred compensation                       (640,000)      (607,000)
   Retained deficit                          (5,716,000)    (5,085,000)
                                            -----------    -----------
                                              1,239,000      1,888,000
                                            -----------    -----------
                                            $ 7,383,000    $10,315,000
                                            ===========    ===========

                 The accompanying notes are an integral part of
                         these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                         CONDENSED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                      1995            1996
                                                  -------------   -------------

NET SALES                                           $ 7,958,000    $ 6,446,000
COST OF GOODS SOLD                                    4,381,000      3,073,000
                                                    -----------    -----------
                                                      3,577,000      3,373,000
                                                    -----------    -----------
OPERATING EXPENSES:
   Selling                                            1,832,000      1,624,000
   General and administrative                         1,349,000      1,889,000
                                                    -----------    -----------
                                                      3,181,000      3,513,000
                                                    -----------    -----------
         Income (loss) from operations                  396,000       (140,000)
                                                    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income                                       37,000          4,000
   Interest expense                                    (204,000)      (203,000)
   Gain from legal settlement                              --        1,137,000
   Loss on licensing agreement                             --         (157,000)
   Other, net                                            15,000         10,000
                                                    -----------    -----------
                                                       (152,000)       791,000
                                                    -----------    -----------
         Income before provision for income taxes       244,000        651,000

PROVISION FOR INCOME TAXES                                1,000         20,000
                                                    -----------    -----------
NET INCOME                                          $   243,000    $   631,000
                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
          AND COMMON EQUIVALENT SHARES
          OUTSTANDING:
                  Primary                             4,000,000      5,358,000
                                                    ===========    ===========
                  Fully Diluted                            --        5,561,000
                                                    ===========    ===========
EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE:
                  Primary                           $      0.06    $      0.12
                                                    ===========    ===========
                  Fully Diluted                            --      $      0.11
                                                    ===========    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                         CONDENSED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                      1995            1996
                                                  -------------    ------------

NET SALES                                           $ 4,033,000    $ 3,079,000
COST OF GOODS SOLD                                    2,315,000      1,314,000
                                                    -----------    -----------
                                                      1,718,000      1,765,000
                                                    -----------    -----------
OPERATING EXPENSES:
   Selling                                              925,000        876,000
   General and administrative                           659,000      1,130,000
                                                    -----------    -----------
                                                      1,584,000      2,006,000
                                                    -----------    -----------
         Income (loss) from operations                  134,000       (241,000)
                                                    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income                                       22,000          1,000
   Interest expense                                    (107,000)      (103,000)
   Gain from legal settlement                              --        1,137,000
   Loss on licensing agreement                             --         (157,000)
   Other, net                                            10,000         10,000
                                                    -----------    -----------
                                                        (75,000)       888,000
                                                    -----------    -----------
         Income before provision for income taxes        59,000        647,000

PROVISION FOR INCOME TAXES                                 --           20,000
                                                    -----------    -----------
NET INCOME                                          $    59,000    $   627,000
                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
          AND COMMON EQUIVALENT SHARES
          OUTSTANDING:
                  Primary                             4,000,000      6,029,000
                                                    ===========    ===========
                  Fully Diluted                            --        6,131,000
                                                    ===========    ===========
EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE:
                  Primary                           $      0.01    $      0.10
                                                    ===========    ===========
                  Fully Diluted                            --      $      0.10
                                                    ===========    ===========


                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                  1995            1996
                                             -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                 $   243,000    $   631,000
    Adjustments to reconcile net income to
      net cash used in operating activities:
    Deferred Compensation                             --           33,000
    Depreciation and amortization                  273,000        218,000
    Provision for doubtful accounts                 30,000        264,000
    Gain on legal settlement                          --       (1,137,000)
    Loss on licensing agreement                       --          157,000
    Loss on disposal of fixed assets                  --            5,000
    Decrease (increase) in assets:
       Accounts receivable                        (563,000)       213,000
       Inventories                                (626,000)    (1,377,000)
       Other                                      (185,000)      (355,000)
    Increase (decrease) in liabilities:
       Accounts payable                           (227,000)       871,000
       Accrued expenses                           (511,000)        60,000
       Deferred rent                                 9,000          2,000
                                               -----------    -----------
       Net cash used in operating activities    (1,557,000)      (415,000)
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on notes receivable
      from employees                                  --           70,000
    Increase in notes receivable employees        (131,000)          --
    Purchases of property and equipment           (291,000)      (180,000)
    Other assets                                   (99,000)      (259,000)
                                               -----------    -----------
       Net cash used in investing activities      (521,000)      (369,000)
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to short-term borrowings           2,050,000           --
    Repayments of short-term borrowings         (1,640,000)      (345,000)
    Proceeds from the sale of subordinated
      convertible debt                                --        2,095,000
    Repayments of long-term debt                  (154,000)      (139,000)
    Decrease in notes payable - stockholders       (10,000)          --
    Net proceeds from sale of common stock            --          861,000
    Additional costs associated with the
          sale of common stock                     (19,000)          --
                                               -----------    -----------
    Net cash provided by financing activities      227,000      2,472,000
                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH                 (1,851,000)     1,688,000
CASH, beginning of period                        1,866,000        120,000
                                               -----------    -----------
CASH, end of period                            $    15,000    $ 1,808,000
                                               ===========    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contain audited financial information as of December 31, 1995 and 1994. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the June 30, 1996 presentation.

2.   WEIGHTED AVERAGE NUMBER OF SHARES

Earnings per share are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.

3.   INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1995 and June 30, 1996:

                                     December 31,        June 30,
                                         1995              1996
                                     -----------        -----------

        Raw Material                 $   781,000        $ 1,122,000
        Finished Goods                 2,354,000          3,390,000
                                     -----------        -----------
                                     $ 3,135,000        $ 4,512,000
                                     ===========        ===========

4.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry-forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's limited operating history, and inception to date accumulated deficit, all of the Company's deferred tax assets are offset by a valuation allowance.

The current provision for income taxes for the three and six months ended June 30, 1996, consists of amounts due under the alternative minimum tax calculation. The provision for income taxes for the three and six months ended June 30, 1995 consists of the minimum state tax.

5.   STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures for the six months ended June 30, 1995 and 1996 are as follows:

                                      June 30,      June 30,
                                        1995          1996
                                      --------      --------

      Interest paid                   $204,000      $203,000
                                      ========      ========
      Income taxes paid               $  1,000      $  1,000
                                      ========      ========

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

On March 29, 1996, the Company entered into a modification to the facility which included the following terms:

     - $625,000 of principal payments through August 31, 1996.
     - Additional principal payments equal to 33 percent of monthly net income (as defined) from April 1996 through August 1996.
     - A revised interest rate equal to an annual rate of the bank's reference rate plus 1.75 percent.
     - Maturity of the facility on August 31, 1996.
     - Monthly financial covenant review.

As a result of the August 31, 1996 maturity date, all amounts outstanding under this credit facility have been classified as current liabilities in the accompanying condensed balance sheet as of June 30, 1996.

     Through June 30, 1996, the Company was in full compliance with its principal payment obligations and financial covenants under the bank facility. Notwithstanding such compliance, the bank has asserted that the Company was, at June 30, 1996, in default of certain of its loan covenants including (a) its failure to provide monthly cash-flow reports in a form acceptable to the bank;
(b) its failure to hire a business consultant reasonably acceptable to the bank; and (c) its failure to obtain a loan commitment by June 30, 1996 for a replacement facility.

     The Company does not believe that a material default exists with respect to the facility, which position it has expressed to the bank. All payment obligations of the Company pursuant to the facility have been made. The Company has provided the Bank with monthly cash-flow reports in a format which it deems appropriate and responsive to the facility requirements. The Company believes that it has reasonably fulfilled its obligation to hire a business consultant and has asserted that the bank has unreasonably withheld its consent to the Company's selection. The Company has consistently kept the bank apprised of the ongoing status of its financing efforts. Finally, the Company is vigorously pursuing a replacement loan facility which believes it will be able to obtain on terms and conditions acceptable to the Company. However, there can be no assurance that the Company will be able to obtain a replacement credit facility or otherwise raise funds to repay its current outstanding credit facility when it becomes due on August 31, 1996. The failure to obtain a replacement facility and/or the failure to repay the existing credit facility will have a material adverse effect on the Company's operations.

7.   SUBORDINATED CONVERTIBLE NOTES

     7% Subordinated Convertible Notes

During the second quarter of 1996, the Company raised $525,000 through the placement of seven percent convertible notes due March 31, 2001. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 80% of the average bid price for the five trading days preceding conversion.

     12% Subordinated Convertible Notes

During the second quarter of 1996, the Company raised $1,570,000 through the placement of twelve percent convertible notes due November 27, 1997. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75% of the average bid price for the five trading days preceding conversion.

8.   CHANGE IN EQUITY

During the first six months of 1996, the Company completed a private placement of 1,210,000 shares of common stock and received net proceeds of $861,000. On March 18, 1996 the Company converted, at fair market value, a $147,000 note payable to the current Chairman of the Board into 106,909 shares of common stock. On April 18, 1996, as part of the private placement noted above, the Company converted in aggregate $200,000 in notes payable to two Directors (including the Chairman of the Board) into an aggregate of 200,000 shares of common stock.

On April 19, 1996, the Company received 515,000 shares of its common stock in settlement of its claims against its former CEO and Chairmen ("Zukerman"). These shares were valued at $1,223,000, fair market value on April 19, 1996. These shares are currently held in the Company's treasury.

9.   LITIGATION

On April 19, 1996 the Company received 515,000 shares of its common stock pursuant to the terms of the Zukerman litigation settlement agreement dated December 18, 1995. These shares are currently held in the Company's treasury. The effect of this settlement has been reflected in the Company's Statement of Income for the three and six months ended June 30, 1996.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Overview:

     The Company's strategy is to continue to penetrate and acquire market share in the Consumer Retail, Design and Specification marketplaces, to expand operations worldwide and to continue to pursue strategic relationships and joint venture agreements in the United States, Europe and Asia. Additionally, the Company has refoucsed its product offerings into five specific product categories resulting in a reduction in SKU's and the inventory necessary to support these discontinued product lines. The Company's new product offerings were introduced in January 1996 and delivery commenced during the second quarter of 1996.

     During 1995, the Company successfully installed a new management team and Board of Directors. This management team has implemented significant new internal accounting and financial controls and has restructured the Company's product offerings to achieve maximum penetration of its target markets, specifically the Specification and the Consumer Retail Markets. During the first six months of 1996 the Company began to realize the benefits of its new policies and procedures through lower selling expenditures, increased gross profit margins as a percentage of sales and the establishment of better working relationships with its vendors, customers and joint venture partners.

     In the first half of 1996, the Company entered into joint venture and cooperative agreements as part of its global expansion. The Company has opened and staffed offices in Shanghai and Dong Guan City, China and Singapore. The Shanghai office will support the Company's manufacturing, marketing and sales efforts throughout Asia. The Dong Guan City office will support the Company's expansion in the South China Region. The Singapore office, which is an architectural design facility, will support the Company's sales in Singapore, Malaysia, Thailand and Indonesia.

     During 1996, the Company has entered into joint venture and cooperative agreements in Europe, Asia and the United States. In April 1996, the Company entered into a joint venture with MG Products Inc. to design, manufacture and distribute a new recessed low voltage halogen lighting product for the Electrical Distributor, Lighting Showroom and Home Center marketplaces. The joint venture is structured in the form of a Limited Liability Corporation in which the Company has a 47.5% equity interest and shared control. Additionally, in April, 1996 the Company entered into a collaboration with SIMES, a large European manufacturer of specification grade outdoor lighting products. Under this arrangement, CSL has exclusive rights in the United States to the SIMES product line which is being marketed and distributed under the trade name "CSL/SIMES". The Company expects to begin shipping these products in the third quarter of 1996. The Company is also collaborating with SIMES to distribute certain CSL products in the European and Japanese marketplaces. Further, in July 1996, the Company entered into a cooperative and agency agreement with Xin Hua Electronic Equipment Co. LTD, a diversified Chinese manufacturing and technology company. Xin Hua and CSL will jointly design, manufacture and distribute energy efficient lighting products in Europe, the United States and China. The Company will continue to pursue strategic relationships and joint venture agreements in the United States, Europe and Asia.

Sales

     Sales decreased by $1,512,000 or 19.0% from $7,958,000 for the six months ended June 30, 1995, to $6,446,000 for the six months ended June 30, 1996, and sales decreased by

$954,000 or 23.7% from $4,033,000 for the three months ended June 30, 1995, to $3,079,000 for the three months ended June 30, 1996. While net sales have declined the total number of units shipped have increased to 19,068 units, 2,164 more units than shipped in the prior six month period. The decrease in overall domestic sales was attributable to the Company's elimination of marginal SKU's, management focusing on the penetration of new overseas markets and an overall reduction in product price points.

Gross Profit

     Gross profit decreased by $204,000 or 5.7% from $3,577,000 for the six months ended June 30, 1995, to $3,373,000 for the six months ended June 30, 1996. Gross profit increased by $47,000 or 2.7% from $1,718,000 for the three months ended June 30, 1995, to $1,765,000 for the three months ended June 30, 1996. Gross profit as a percentage of net sales increased 7.3% from 45.0% for the six months ended June 30, 1995, to 52.3% for the six months ended June 30, 1996. Gross profit as a percentage of net sales increased 14.7% from 42.6% for the three months ended June 30, 1995, to 57.3% for the three months ended June 30, 1996. The gross profit dollar decrease was due to a drop in sales from the previous period, however, as a percentage of sales, margins have improved over the prior periods due to cost controls, lower material costs, and the elimination of unprofitable product offerings.

Selling Expenses

     Selling expenses as a percentage of net sales for the six months ended June 30, 1995 and 1996 were 23.0% and 25.2%, respectively. Selling expense as a percentage of net sales for the three months ended June 30, 1995 and 1996 were 22.9% and 28.5%, respectively. For the quarter and six months ended June 30, 1996, selling expenses were $876,000 and $1,624,000, respectively. For the quarter and six months ended June 30, 1995, selling expenses were $925,000 and $1,832,000, respectively. The decrease in selling expenses during the comparable quarter and six month period was primarily attributable to lower commission expense caused by the lower sales volume and a reduction in sales salaries and related benefits.

General and Administrative Expenses

     General and administrative expenses as a percentage of net sales for the six months ended June 30, 1995 and 1996 were 16.9% and 29.3%, respectively. General and administrative expenses as a percentage of net sales for the three months ended June 30, 1995 and 1996 were 16.3% and 36.7%, respectively. For the six months ended June 30, 1995 and 1996, general and administrative expenses were $1,349,000 and $1,889,000, respectively. For the three months ended June 30, 1995 and 1996, general and administrative expenses were $659,000 and $1,130,000, respectively. The increase in general and administrative expenses during the comparable quarter and six month periods as a percentage of net sales were attributable to increases in travel, bad debt expense, bank and consulting fees, and the initial costs associated with establishing its overseas offices and joint venture partnerships.

Other Income (Expense)

     Other income (expense) as a percentage of net sales for the quarter and six months ended June 30, 1996, were 28.8% and 12.3%, respectively. Other income (expense) as a percentage of net sales for the quarter and six months ended June 30, 1995 was (1.9)%. For the six months ended June 30, 1995 and 1996, other income and (expense) was $(152,000) and $791,000, respectively. For the three months ended June 30, 1995 and 1996, other income expense was $(75,000) and $888,000, respectively. The increase in other income (expense) during the comparable quarter and six month periods as a percentage of net sales was attributable to the recognition of the Zukerman legal settlement, partly offset by the write-off a specific licensing agreement.

Provision for Income Taxes

     The current provision for income taxes for the three and six months ended June 30, 1996 consists of amounts due under the alternative minimum tax calculation. The provision for income taxes for the three and six months ended June 30, 1995 consists of the minimum state tax.

Net Income

     For the reasons outlined above, net income for the six months period ended June 30, 1995 and 1996 was $243,000 and $631,000, respectively. Net income for the three months period ended June 30, 1995 and 1996 was $59,000 and $627,000, respectively.

Liquidity and Capital Resources

     For the six months ended June 30, 1996 the Company relied upon trade credit and private placements of convertible debt and equity to support its operations and growth. During the six months ended June 30, 1996 the Company raised approximately $2,956,000, net of expenses, through debt and equity placements. These funds were used to finance the Company's operations and primarily to provide for inventory purchases for the Company's new product lines and to support the establishment of its overseas operations. The Company will continuing to explore opportunities to raise additional funds through the private placement of debt and or equity.

     On April 8, 1994, the Company established a $5.8 million credit facility with a bank. The credit facility was comprised of a $5 million, two year revolving line of credit and a $834,000 three year note. The entire credit facility is secured by the Company's accounts receivable, inventory and equipment. The facility contained several financial covenants, which the Company was not in compliance with at December 31, 1994. The bank waived such non-compliance at December 31, 1994 and revised the covenants in 1995. In connection with the revised covenants, the Company was required to reduce, and did reduce, the outstanding balance on the line by approximately $1.64 million. At December 31, 1995, the Company was not in compliance with its financial covenants. On March 29, 1996, the Company signed an amendment to its credit agreement whereby the Company is responsible for maintaining certain revised financial covenants and agreed to a monthly repayment schedule through August 1996 of approximately $625,000 in the aggregate, and if applicable, a portion of its monthly net income. This agreement with the bank will expire on August 31, 1996 and the entire principal amount on the Company's line of credit and term loan will be due. The Company is currently negotiating with banks in an effort to establish a line of credit to replace its existing bank facility.

     Through June 30, 1996, the Company was in full compliance with its principal payment obligations and financial covenants under the bank facility. Notwithstanding such compliance, the bank has asserted that the Company was, at June 30, 1996, in default of certain of its loan covenants including (a) its failure to provide monthly cash-flow reports in a form acceptable to the bank;
(b) its failure to hire a business consultant reasonably acceptable to the bank; and (c) its failure to obtain a loan commitment by June 30, 1996 for a replacement facility.

     The Company does not believe that a material default exists with respect to the facility, which position it has expressed to the bank. All payment obligations of the Company pursuant to the facility have been made. The Company has provided the Bank with monthly cash-flow reports in a format which it deems appropriate and responsive to the facility requirements. The Company believes that it has reasonably fulfilled its obligation to hire a business consultant and has asserted that the bank has unreasonably withheld its consent to the Company's selection. The Company has consistently kept the bank apprised of the ongoing status of its financing efforts. Finally, the Company is vigorously pursuing a replacement loan facility which believes it will be able to obtain on terms and conditions acceptable to the Company. However, there can be no assurance that the Company will be able to obtain a replacement credit facility or otherwise raise funds to repay its current outstanding credit facility when it becomes due on August 31, 1996. The failure to obtain a replacement facility and/or the failure to repay the existing credit facility will have a material adverse effect on the Company's operations.

     The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1996, supplemented by the proceeds from the private placement of convertible debt and or equity. However, there can be no assurance that the Company will generate sufficient cash flows, raise sufficient capital, or obtain a replacement credit facility, the failure of which would have a material adverse effect on the Company's operations and financial position.

     The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

Item 3. Default upon Senior Securities

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

On March 29, 1996, the Company entered into a modification to the facility which included the following terms:

     - $625,000 of principal payments through August 31, 1996
     - Additional principal payments equal to 33 percent of monthly net income (as defined) from April 1996 through August 1996.
     - A revised interest rate equal to an annual rate of bank's reference rate plus 1.75 percent.
     - Maturity of the facility on August 31, 1996.
     - Monthly financial covenant review.

As a result of the August 31, 1996 payoff requirement, all amounts outstanding under this credit facility have been classified as current liabilities in the accompanying condensed balance sheet as of June 30, 1996.

     Through June 30, 1996, the Company was in full compliance with its principal payment obligations and financial covenants under the bank facility. Notwithstanding such compliance, the bank has asserted that the Company was, at June 30, 1996, in default of certain of its loan covenants including (a) its failure to provide monthly cash-flow reports in a form acceptable to the bank;
(b) its failure to hire a business consultant reasonably acceptable to the bank; and (c) its failure to obtain a loan commitment by June 30, 1996 for a replacement facility.

     The Company does not believe that a material default exists with respect to the facility, which position it has expressed to the bank. All payment obligations of the Company pursuant to the facility have been made. The Company has provided the Bank with monthly cash-flow reports in a format which it deems appropriate and responsive to the facility requirements. The Company believes that it has reasonably fulfilled its obligation to hire a business consultant and has asserted that the bank has unreasonably withheld its consent to the Company's selection. The Company has consistently kept the bank apprised of the ongoing status of its financing efforts. Finally, the Company is vigorously pursuing a replacement loan facility which believes it will be able to obtain on terms and conditions acceptable to the Company.

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


                        CSL LIGHTING MANUFACTURING, INC.


                                         By:/s/ Sylvan Gerber
                                            ---------------------------
                                            Sylvan Gerber,
                                            Chairman of the Board
                                            Chief Executive Officer


                                         By:/s/ Mark Allen
                                            ---------------------------
                                            Mark Allen,
                                            Chief Operating Officer
                                            Acting Principal Accounting
                                            Officer, Director


Dated: August 13, 1996