Form 10QSB
period 1996-09-30
CSL LIGHTING MANUFACTURING INC
filed 1996-11-19
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1996

                         Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                 95-4463033
      (State of incorporation)           (I.R.S. employer identification No.)

      27615 Avenue Hopkins, Valencia, California      91355-3447
      (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including Area Code: 805-257-4155

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                        ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,759,460 shares of common stock, $.01 par value, as of November 19, 1996.

                        CSL LIGHTING MANUFACTURING, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
Item 1. Financial Statements

      Condensed Balance Sheets at
      September 30, 1996 (Unaudited) and
      December 31, 1995 .................................................  3-4

      Condensed Statements of Operations
      for the nine months ended
      September 30, 1995  (Unaudited) and
      September 30, 1996 (Unaudited).....................................   5

      Condensed Statements of Operations
      for the three months ended
      September 30, 1995  (Unaudited) and
      September 30, 1996 (Unaudited).....................................   6

      Condensed Statements of Cash Flows
      for the nine months ended September 30, 1995 (Unaudited)
      and September 30, 1996 (Unaudited).................................   7

      Notes to Condensed Financial Statements............................ 8-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations ................................................... 11-14

PART II - OTHER INFORMATION..............................................   15

SIGNATURES...............................................................   16

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                     DECEMBER 31,  September 30,
                                                        1995           1996
                                                     ------------  -------------
                                                                    (Unaudited)
CURRENT ASSETS:

 Cash                                                 $  120,000    $  265,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $145,000 at
  December 31, 1995, and
  $444,000 at September 30, 1996                       1,961,000     1,347,000

 Inventories                                           3,135,000     4,370,000

 Other current assets                                    270,000     1,006,000
                                                      ----------    ----------
                                                       5,486,000     6,988,000
                                                      ----------    ----------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,491,000 at September 30,
   1996 and $1,202,000 at December 31, 1995            1,640,000     1,636,000
                                                      ----------    ----------

OTHER ASSETS                                             257,000       496,000
                                                      ----------    ----------
                                                      $7,383,000    $9,120,000
                                                      ==========    ==========

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,   September 30,
                                                        1995           1996
                                                    ------------   -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt              $   412,000     $   202,000
   Current portion of notes payable
     to stockholders                                    239,000          78,000
   Short - term borrowings                            3,409,000       2,679,000
   Accounts payable                                   1,077,000       1,350,000
   Accrued expenses                                     462,000         532,000
                                                    -----------     -----------
                                                      5,599,000       4,841,000
                                                    -----------     -----------
LONG - TERM DEBT, net of current portion                123,000         119,000
                                                    -----------     -----------

NOTES PAYABLE TO STOCKHOLDERS,
   net of current portion                               200,000         100,000
                                                    -----------     -----------
DEFERRED RENT                                           222,000         222,000
                                                    -----------     -----------
7% - SUBORDINATED CONVERTIBLE NOTES                        --           337,000
                                                    -----------     -----------
12% - SUBORDINATED CONVERTIBLE NOTES                       --         1,400,000
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                           --              --

   Common stock, $.01 par value:
   Authorized - 10,000,000 shares
   Issued and Outstanding -
    5,442,069 shares at September 30, 1996
    4,400,000 shares at December 31, 1995                44,000          54,000
   Additional paid-in-capital                         7,551,000       9,675,000
   Less: Shares held in Treasury                           --        (1,223,000)
   Deferred compensation                               (640,000)       (591,000)
   Retained deficit                                  (5,716,000)     (5,814,000)
                                                    -----------     -----------
                                                      1,239,000       2,101,000
                                                    -----------     -----------
                                                    $ 7,383,000     $ 9,120,000
                                                    ===========     ===========

 The accompanying notes are an integral part of these condensed balance sheets.

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                       1995             1996
                                                    -----------     ------------
NET SALES                                           $11,985,000     $ 9,250,000
COST OF GOODS SOLD                                    6,782,000       4,793,000
                                                    -----------     -----------
                                                      5,203,000       4,457,000
                                                    -----------     -----------
OPERATING EXPENSES:
   Selling                                            3,022,000       2,387,000
   General and administrative                         2,685,000       2,699,000
   Legal                                                579,000          89,000
                                                    -----------     -----------
                                                      6,286,000       5,175,000
                                                    -----------     -----------
          Loss from operations                       (1,083,000)       (718,000)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
   Interest income                                       43,000            --
   Interest expense                                    (306,000)       (367,000)
   Gain from legal settlement                              --         1,137,000
   Loss on licensing agreement                             --          (157,000)
   Other, net                                              --            13,000
   Loss on disposal of fixed assets                    (238,000)         (5,000)
                                                    -----------     -----------
                                                       (501,000)        621,000
                                                    -----------     -----------
          Loss before provision for income taxes     (1,584,000)        (97,000)

PROVISION FOR INCOME TAXES                                1,000           1,000
                                                    -----------     -----------
NET LOSS                                            $(1,585,000)    $   (98,000)
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
           OF COMMON STOCK OUTSTANDING                4,000,000       5,240,658
                                                    ===========     ===========
NET LOSS PER COMMON SHARE                           $     (0.40)    $     (0.02)
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                       1995             1996
                                                    -----------     ------------
NET SALES                                           $ 4,027,000     $ 2,805,000
COST OF GOODS SOLD                                    2,498,000       1,720,000
                                                    -----------     -----------
                                                      1,529,000       1,085,000
                                                    -----------     -----------
OPERATING EXPENSES:
   Selling                                            1,190,000         764,000
   General and administrative                         1,239,000         872,000
   Legal                                                579,000          27,000
                                                    -----------     -----------
                                                      3,008,000       1,663,000
                                                    -----------     -----------
          Loss from operations                       (1,479,000)       (578,000)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
   Interest income                                        6,000            --
   Interest expense                                    (102,000)       (168,000)
   Gain from legal settlement                              --              --
   Loss on licensing agreement                             --              --
   Other, net                                           (15,000)         (1,000)
   Loss on disposal of fixed assets                    (238,000)           --
                                                    -----------     -----------
                                                       (349,000)       (169,000)
                                                    -----------     -----------
          Loss before provision for income taxes     (1,828,000)       (747,000)

PROVISION FOR INCOME TAXES                                 --           (19,000)
                                                    -----------     -----------
NET LOSS                                            $(1,828,000)    $  (728,000)
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
           OF COMMON STOCK OUTSTANDING                4,000,000       5,428,081
                                                    ===========     ===========
NET LOSS PER COMMON SHARE                           $     (0.46)    $     (0.13)
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                       1995          1996
                                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                                  $(1,585,000)  $   (98,000)
         Adjustments to reconcile net loss to
            net cash used in operating activities:
          Deferred compensation                                                           --          49,000
          Depreciation and amortization                                                394,000       413,000
          Provision for doubtful accounts                                              273,000       299,000
          Gain on legal settlement                                                        --      (1,137,000)
          Loss on licensing agreement                                                     --         157,000
          Loss on disposal of fixed assets                                             238,000         5,000
          Decrease (Increase) in assets:
                    Accounts receivable                                               (682,000)      315,000
                    Inventories                                                         77,000    (1,235,000)
                    Other                                                              116,000      (377,000)
          Increase (decrease) in liabilities:
                    Bank overdraft                                                     122,000          --
                    Accounts payable                                                    16,000       273,000
                    Accrued expenses                                                  (458,000)       70,000
                    Deferred rent                                                       10,000          --
                                                                                   -----------   -----------
                    Net cash used in operating activities                           (1,479,000)   (1,266,000)
                                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments received on notes receivable from employees                             --          70,000
         Increase in notes receivable - employees                                     (212,000)         --
         Cash proceeds from the sale of property and equipment                            --          12,000
         Purchases of property and equipment                                          (429,000)     (324,000)
         Other assets                                                                 (108,000)     (484,000)
                                                                                   -----------   -----------
                    Net cash used in investing activities                             (749,000)     (726,000)
                                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Additions to short-term borrowings                                          2,050,000          --
         Repayments of short-term borrowings                                        (1,640,000)     (730,000)
         Additions to long-term borrowings                                             200,000          --
         Repayments of long-term debt                                                 (229,000)     (214,000)
         Net proceeds from the sale of subordinated convertible debt                      --       2,600,000
         Debt issuance costs                                                              --        (443,000)
         Net proceeds from sale of common stock                                           --         924,000
         Additional costs associated with the sale of common stock                     (19,000)         --
                                                                                   -----------   -----------
                    Net cash provided by financing activities                          362,000     2,137,000
                                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                                     (1,866,000)      145,000
CASH, beginning of period                                                            1,866,000       120,000
                                                                                   -----------   -----------
CASH, end of period                                                                $      --     $   265,000
                                                                                   ===========   ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                          CSL LIGHTING MANUFACTURING, INC.

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contains audited financial information as of December 31, 1995 and 1994. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with Management's Discussion and Analysis. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.    WEIGHTED AVERAGE NUMBER OF SHARES

Net loss per share are based upon the weighted average number of shares outstanding during the period. Outstanding stock options and warrants were not included in the weighted average computation because they were anti dilutive.


3.    INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1995 and September 30, 1996:

                                     December 31,  September 30,
                                     ------------  -------------
                                         1995           1996
                                         ----           ----

               Raw Materials         $   781,000   $ 1,091,000
               Finished Goods          2,354,000     3,279,000
                                     -----------   -----------
                                     $ 3,135,000   $ 4,370,000
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

The current provision for income taxes for the nine months ended September 30, 1995 and 1996, consists of the minimum state tax.

5.    STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at September 30, 1995 and 1996 are as follows:

                                         September 30,    September 30,
                                         -------------    -------------
                                             1995             1996
                                             ----             ----
               Interest paid               $306,000         $320,000
                                           ========         ========
               Income taxes paid           $  1,000         $  1,000
                                           ========         ========

6.    DEBT REFINANCING

On October 15, 1996, the Company successfully negotiated a new two year line of credit agreement and a three year equipment term loan with a new bank. This line of credit and term loan have replaced the Company's debt facility with Bank of America The terms of the Company's new line of credit provides for a maximum borrowing of $4,000,000 based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory (capped at $1,000,000). The term loan is capped at $100,000 or 80% of the liquidation value of the Company's eligible equipment. The interest rates for the line of credit and term loan are prime plus 2.75% and prime plus 3%, respectively. The current maximum availability on the Company's new line of credit is approximately $2 million.

7.    SUBORDINATED CONVERTIBLE NOTES

      7% Subordinated Convertible Notes

During the second quarter of 1996, the Company raised $500,000 through the placement of seven percent convertible notes due March 31, 2001. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 80% of the average bid price for the five trading days preceding conversion.

      12% Subordinated Convertible Notes

During the second and third quarter of 1996, the Company raised $2,100,000 through the placement of twelve percent convertible notes due November 27, 1997. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75% of the average bid price for the five trading days preceding conversion.

The discount features for conversion of debt to common stock have resulted in the allocation of approximately $800,000 to paid in capital.

8.    Changes in Equity

During the nine months ended September 30, 1996, the Company completed a private placement of 1,210,000 shares of common stock and received net proceeds of $924,000. On March 18, 1996 the Company converted a $147,000 note payable to the current Chairman of the Board into 106,909 shares of common stock. On April 18, 1996, the Company converted two $100,000 notes payable to a Director and the Chairman of the Board into 100,000 shares of common stock each. On August 2, 1996, two seven percent subordinated debt holders converted $83,333 of debt into 40,160 shares of the Company's common stock.

9.    Litigation

On April 13, 1996 the Company received 515,000 shares of its common stock pursuant to the terms of the Zukerman litigation settlement agreement dated December 18, 1995. These shares are currently held in the Company's treasury. The effect of this settlement has been reflected in the Company's statements of operations.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Overview:

     The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a world-wide basis. In furtherance of this strategy, during 1996, the Company expanded its operations to include a presence in Asia, Southeast Asia, Europe and Africa. During 1995 and 1996, the Company successfully installed a new management team and Board of Directors. This management team has implemented significant new internal accounting and financial controls and has restructured the Company's product offerings to achieve maximum penetration of its target markets, specifically the Specification and the Consumer Retail Markets. The Company has refoucsed its product offerings into five specific product categories resulting in a reduction in SKU's and the inventory necessary to support these discontinued product lines. The Company's new product offerings were introduced in January 1996 and delivery commenced during the second and third quarters of 1996. During the nine months ended September 30, 1996 the Company began to realize the benefits of its new policies and procedures through lower selling expenditures, increased gross profit margins as a percentage of sales and the establishment of better working relationships with its vendors, customers and joint venture partners. Further, during 1996, the Company has entered into a number of joint venture and cooperative agreements in Europe, Asia, Africa and the United States in an effort to further its business plan.


o In May 1996, the Company entered into a collaboration with SIMES, a large European manufacturer of specification grade outdoor lighting products. Under this arrangement, CSL has exclusive rights in the United States to the SIMES product line which is being marketed and distributed under the trade name "CSL/SIMES". The Company began shipping these products in the third quarter of 1996. The Company is also collaborating with SIMES to distribute certain CSL products in the European and Japanese marketplaces. In April 1996, the Company entered into a joint venture, known as Venturi Company, with MG Products Inc. to design, manufacture and distribute a new recessed low voltage halogen lighting product for the Electrical Distributor, Lighting Showroom and Home Center marketplaces.

o In June and July 1996, the Company opened two new offices in Singapore and in Dong Guan City, China to support the Company's manufacturing, marketing and sales efforts in those regions. The Dong Guan City office supports the Company's efforts in the South China region. The Singapore office supports the Company's business in Singapore, Thailand, Malaysia and Indonesia. Both offices include architectural and design facilities.

o In August 1996, the Company opened an architectural lighting application and design facility in Shanghai, China. The facility, which has been approved by the Chinese government, provides manufacturing, marketing and sales functions to support the Company's business development efforts in mainland China. The Company is presently shipping product into mainland China. Additionally, the Company has entered into a cooperative and agency agreement with Xin Hua Electronic Co. Ltd. ("Xin Hua") to design, manufacture and distribute energy efficient lighting products in North America, Europe and Asia. Pursuant to this agreement CSL is Xin Hua's agent in North America, Europe and South East Asia and Xin Hua is CSL's agent in mainland China. The two Company's have jointly developed new energy efficient products which are being offered, along with existing CSL products, in China under the trade name "CSL Asia". The Company expects to introduce energy efficient products worldwide incorporating Xin Hua's electronic ballast technology beginning in the fourth quarter of 1996.

o In September 1996, the Company entered a joint venture with General Technics, S.A. to establish a manufacturing, design and showroom facility in Casablanca, Morocco. This facility will initially support product offerings in Africa, Europe and the Middle East. The company will market its products under the trade name "Creative Systems Lighting/ MOROCCO".

Sales

     Sales decreased by $2,735,000 or 22.8% from $11,985,000 for the nine months ended September 30, 1995, to $9,250,000 for the nine months ended September 30, 1996, and sales decreased by $1,222,000 or 30.3% from $4,027,000 for the three months ended September 30, 1995, to $2,805,000 for the three months ended September 30, 1996. While net sales have declined, the total units shipped have increased to 25,880 units, 1,913 units more than in the prior year nine month period shipments. The decrease in the overall domestic sales is attributable to the Company focusing on the penetration of new markets overseas and the reduction of its product pricing.

Gross Profit

     Gross profit as a percentage of net sales increased 4.8% from 43.4% for the nine months ended September 30, 1995, to 48.2% for the nine months ended September 30, 1996. Gross profit as a percentage of net sales increased 0.7% from 38.0% for the three months ended September 30, 1995, to 38.7% for the three months ended September 30, 1996. Gross profit decreased by $746,000 or 14.3% from $5,203,000 for the nine months ended September 30, 1995, to $4,457,000 for the nine months ended September 30, 1996. Gross profit decreased by $444,000 or 29.1% from $1,529,000 for the three months ended September 30, 1995, to $1,085,000 for the three months ended September 30, 1996. The gross profit dollar decrease is due to a decrease in sales from the prior year period. Gross profit as a percentage of sales has improved over the prior period due to internal cost controls and lower material costs of the Company's product offerings.

Selling Expense

     Selling expenses as a percentage of net sales for the nine months ended September 30, 1995 and 1996 were 25.2% and 25.8%, respectively. Selling expense as a percentage of net sales for the three months ended September 30, 1995 and 1996 were 29.5% and 27.2%, respectively. For the quarter and nine months ended September 30, 1996, selling expense were $764,000 and $2,387,000, respectively. For the quarter and nine months ended September 30, 1995, selling expense were $1,190,000 and $3,022,000, respectively. The decrease in selling expense during the comparable quarter and nine month period is primarily attributable to lower commission expense caused by lower sales volume and a reduction in salaries for the sales department.

General and Administrative Expenses

     General and administrative expenses as a percentage of net sales for the nine months ended September 30, 1995 and 1996 were 22.4% and 29.2%, respectively. General and administrative expenses as a percentage of net sales for the three months ended September 30, 1995 and 1996 were 30.8% and 31.1%, respectively. For the nine months ended September 30, 1995 and 1996, general and administrative expenses were $2,685,000 and $2,699,000, respectively. For the three months ended September 30, 1995 and 1996, general and administrative expense were $1,239,000 and $872,000, respectively. The increase in general and administrative expenses during the comparable three and nine month periods as a percentage of net sales were attributable to increases in travel to establish the Company's overseas offices, staffing and expenditures related to the Company's overseas offices, bad debt expense, bank and consulting fees associated with the refinancing of the Company's line of credit, and amortization of subordinated debt issuance costs. The increase in expenditures in the three and nine months ended September 30, 1996 were partially offset by the capitalization of salaries for the Venturi Company joint venture in addition to a reduction in purchasing department salaries.

Legal

Legal expenses as a percentage of net sales for the nine months ended September 30, 1995 and 1996 were 4.8% and 1%, respectively. Legal expenses as a percentage of net sales for the three months ended September 30, 1995 and 1996 were 14.8% and 1%, respectively. For the nine months ended September 30, 1995 and 1996, legal expenses were $579,000 and $89,000, respectively. For the three months ended September 30, 1995 and 1996, legal expense were $579,000 and $27,000, respectively. The decrease in legal expenditures for the three and nine months ended September 30, 1996 was due to the settlement of the Zukerman litigation (see Note 9 - Notes to Unaudited Condensed Financial Statements).

Other (Income) and Expense

     Other income and expense as a percentage of net sales for the quarter and nine months ended September 30, 1996, were .6% and (6.7)%, respectively. Other income and expense as a percentage of net sales for the quarter and nine months ended September 30, 1995, were 8.7% and 4.2%, respectively. For the nine months ended September 30, 1995 and 1996, income and expense were $501,000 and $(621,000), respectively. For the three months ended September 30, 1995 and 1996, income and expense were $349,000 and $169,000, respectively. The increase in income and expense during the comparable quarter and six months period as a percentage of net sales were attributable to the recoginization of a legal settlement, partly offset by the write-off a specific licensing agreement.

Provision for Income Taxes

     The current provision for income taxes for the nine months ended September 30, 1995 and 1996, consists of minimum state tax.

Net Loss

     Net loss for the nine months period ended September 30, 1995 and 1996 were $1,585,000 and $98,000, respectively. The net loss for the three months period ended September 30, 1995 and 1996 were $1,828,000 and $728,000, respectively. Loss per share for the nine month period ended September 30, 1995 and 1996 were $0.40 and $0.02, respectively. Loss per share for the three month period ended September 30, 1995 and 1996 were $0.46 and $0.13, respectively

Liquidity and Capital Resources

     For the nine months ended September 30, 1996 the Company relied upon private placements of convertible debt and equity and trade credit to support its operations and growth. During the nine months ended September 30, 1996 the Company raised approximately $3,081,000, net of expenses and bond issuance costs, through debt and equity placements. These funds were used to finance the Company's operations and primarily to provide for inventory purchases for the Company's new product lines and to support the establishment of its overseas operations.

     Subsequent to September 30, 1996, the Company sold 329,000 shares of its Common Stock for aggregate gross proceeds of approximately $549,000. In addition, the Company raised $1,350,000 through the placement of seven and eight percent convertible notes due October 24, 1999 and October 31, 1998, respectively. The notes are convertible into common stock commencing 60 days after issuance. The seven percent notes are convertible into common stock at a conversion price equal to the lesser of 80% of the average bid price for the five trading days preceding conversion or $2.875. The eight percent notes are convertible into common stock at a conversion price equal to the lesser of 75% of the average bid price for the five trading days preceding conversion or $2.00.

     On October 15, 1996, the Company successfully negotiated a new two year line of credit agreement and a three year equipment term loan with a new bank. This line of credit and term loan have replaced the Company's debt facility with Bank of America The terms of the Company's new line of credit provides for a maximum dollar borrowing of $4,000,000 based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory (capped at $1,000,000). The term loan is capped at $100,000 or 80% of the forced liquidation value of the Company's eligible equipment. The interest rates for the line of credit and term loan are prime plus 2.75% and prime plus 3%, respectively. The current maximum borrowing capacity on the Company's credit facility is approximately $2 million.

     The proceeds from the convertible debt financings together with the Company's new credit facility were used to repay the Company's debt obligation with Bank of America. If future losses are incurred the Company will be required to raise additional funding to support the Company's operations. The failure to consummate such financing will have a material adverse effect on the Company's business.

     The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1996. However, there can be no assurance that the Company will generate sufficient cash flows, the failure of which would have a material adverse effect on the Company's operations and financial position.

     The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                       CSL LIGHTING MANUFACTURING, INC.

                                        By: /s/ Sylvan Gerber
                                            ----------------------------
                                            Sylvan Gerber,
                                            Chairman of the Board
                                            Chief Executive Officer


                                        By: /s/ Mark Allen
                                            ----------------------------
                                            Mark Allen,
                                            Chief Operating Officer
                                            Acting Principal Accounting
                                            Officer, Director



     Dated: November 19, 1996