Form 10KSB
period 1996-12-31
CSL LIGHTING MANUFACTURING INC
filed 1997-03-31
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required ]

                  For the Fiscal Year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                         Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     95-4463033
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. employer identification No.)

              27615 Avenue Hopkins, Valencia, California 91355-3447
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number, including Area Code: (805) 257-4155

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

Common, par value $.01 per share       NASDAQ
--------------------------------       ------

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

          Check if there is no disclosure or delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [___]

          For the year ended December 31, 1996, the revenues of the Registrant were $12,316,000.

          The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and ask price on March 25, 1997, was approximately $ 8,538,357.

          As of March 25, 1997, the Registrant had a total of 10,328,666 shares of Common Stock outstanding.

                           INCORPORATION BY REFERENCE

          PART III - Portion's of the Registrant's Proxy Statement relating to its 1997 Annual Meeting are incorporated by reference.

                                     PART I

ITEM 1. BUSINESS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

          CSL Lighting Manufacturing, Inc., (d.b.a. Creative Systems Lighting) (the "Company") designs, manufactures and markets mid to high-end lighting fixtures for both commercial and residential applications on a worldwide basis.

          The Company's core business consists of five specific product categories including recessed down lighting, accent linear lighting systems, surface system coordinates, low voltage track systems and specification grade outdoor lighting. Approximately 70% of the Company's products are halogen light sources, which are smaller, longer lasting and more energy efficient light sources in comparison to traditional incandescent light sources. The balance of the Company's core product lines primarily use compact fluorescent, and incandescent lamp sources. Of the halogen light sources, approximately 70% use "low voltage", which produce a concentrated, long lasting light, while 30% are "line voltage," which produce a slightly less concentrated but significantly less expensive light source.

          The Company's core products are specified for use in new construction and in the renovation of commercial and residential properties by architects, engineers, interior designers and lighting designers (the "Specification Market"). The Company's products are also sold directly to electrical distributors, builders and to retail customers through lighting showrooms, retail specialty stores and Home Centers (the "Consumer Retail Market"). The Company believes that historically, approximately 70% of the Company's sales have been made to the Specification Market and 30% to the Consumer Retail Market.

          During 1996, the Company expanded its operations to include a presence in Asia, Europe and Africa. During 1995 and 1996, the Company successfully installed a new management team and Board of Directors. This management team has implemented significant new internal accounting and financial controls and has restructured the Company's product offerings to achieve maximum penetration of its target markets, specifically the Specification and the Consumer Retail Markets. The Company has refocused its product offerings into five specific product categories resulting in a reduction in SKU's and the inventory necessary to support these discontinued product lines. The Company's new product offerings were introduced in January 1996 and delivery commenced during the second and third quarters of 1996. During the year ended December 31, 1996, the Company began to realize the benefits of its new policies and procedures through lower selling expenditures, increased gross profit margins as a percentage of sales and the establishment of better working relationships with its vendors, customers and joint venture partners. Further, during 1996, the Company entered into a number of joint venture and cooperative agreements in Europe, Asia, Africa and the United States in an effort to further its business plan.

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

o In June and July 1996, the Company opened new offices in Singapore and in Dong Guan City, China to support the Company's manufacturing, marketing and sales efforts in those regions. The Dong Guan City office supports the Company's business in the South China region. The Singapore office supports the Company's business in Singapore, Thailand, Malaysia and Indonesia. Both offices include architectural and design facilities.

o In August 1996, the Company opened an architectural lighting application and design facility in Shanghai, China. The facility, which has been approved for operations by the Chinese government, provides manufacturing, marketing and sales functions to support the Company's business development efforts in mainland China. The Company is presently shipping product into mainland China. Additionally, the Company has entered into a cooperative and agency agreement with Xin Hua Electronic Co. Ltd. ("Xin Hua") to design, manufacture and distribute energy efficient lighting products in North America, Europe and Asia. Pursuant to this agreement CSL is Xin Hua's agent in North America, Europe and South East Asia and Xin Hua is CSL's agent in mainland China. The two Company's have jointly developed new energy efficient products which are being offered, along with existing CSL products, in China under the trade name "CSL Asia." The Company introduced these energy efficient products worldwide incorporating Xin Hua's electronic ballast technology beginning in the first quarter of 1997.

o In September 1996, the Company entered a joint venture with General Technics, S.A. to establish a manufacturing, design and showroom facility in Casablanca, Morocco. This facility will initially support product offerings in Africa, Europe and the Middle East. The Company will market its products under the trade name "Creative Systems Lighting/ MOROCCO."

The Lighting Industry

          The domestic lighting industry consists of five major segments: industrial, outdoor, commercial/institutional, residential and automotive. This market is estimated to represent approximately $7.0 billion in annual gross sales. Within each segment of the lighting industry there are many specialized market segments that may utilize distinct technologies and require specialized products. Overall sales of lighting products are affected by a variety of factors, including: (i) general economic conditions; (ii) energy costs and availability; (iii) governmental programs and regulations; (iv) manufacturing capacity utilization; (v) new construction and retrofit activity; and (vi) infrastructure expenditures.

          The Company participates in the industrial, commercial/institutional and residential segments of the lighting industry. While there are a large number of competitors within each segment, the Company believes that it has an established reputation and market presence in the segments in which it presently competes.

          Rising energy costs, public concerns about energy conservation and environmental issues, and pressure from the government and utility commissions have created a large demand for lighting products that are energy efficient. An additional factor contributing to the demand for energy efficient lighting products is that electricity cannot be stored in commercially usable quantities but rather, must be generated when needed. Since the capacity of all generating plants is finite, when the capacity of these plants are reached, no more electricity can be provided. As a consequence, various regulatory initiatives have been instituted to provide utilities with the incentive to encourage the more efficient use of electrical power.

Government Directives and Initiatives

          In response to the growing demand for energy efficient lighting products, various federal and state legislation has recently been enacted, and programs designed to encourage energy conservation have been adopted. The following represents certain of the significant legislative measures and energy conscious programs that have been enacted and adopted and which are impacting the demand for energy efficient lighting products.

          Environmental Protection Agency's "Green Lights Program." The "Green Lights Program," developed by the Environmental Protection Agency (the "EPA"), is a voluntary program whereby private sector companies commit to upgrade at least 90% of their facilities with energy efficient lighting. The EPA provides participants with information and literature regarding available equipment and alternatives to existing lighting, as well as "on call" engineers who are available to answer questions and make suggestions.

          Federal Energy Management Programs. The Federal Energy Management Program ("FEMP") encourages federal agencies to reduce energy consumption in federal facilities and vehicles. Using 1985 as its base year, FEMP's goal is to reduce energy consumption associated with the use, occupancy and operation of federal buildings by 20% before the year 2000. FEMP advises federal agencies regarding the availability of energy efficient products and strategies to meet FEMP's goals. FEMP also works with the Government Services Administration ("GSA") and the Office of Management and Budget ("OMB") to place energy efficient products on federal purchasing lists. FEMP is currently working on a federal "re-lighting" initiative to provide training regarding cost-effective means and equipment to improve lighting efficiency.

          Demand Side Management. In 1981, electric utilities introduced demand side management programs ("DSM programs") aimed primarily at reducing electricity through the deployment of energy efficient devices, including high efficiency lighting. To encourage the use of energy efficient products, DSM programs provide energy-efficiency audit services, and offer rebates to residential and commercial customers who purchase energy efficient products. Rebate incentives are estimated to be 70% of the total program costs. In 1991, the electric utility industry spent over $1.5 billion on DSM programs. Management believes that annual expenditures will grow to $10 billion by 2000.

          DSM programs are intended to entice consumers to use less electricity during the peak periods and more during the off-peak, or slack periods. This management of demand for electricity has led to the creation of a variety of programs promoting energy saving which offer rebates for the installation of energy-saving devices and lighting fixtures. Rebate programs offered by the electric utilities for energy efficient equipment result in direct savings by the user and a higher profit to the utilities on the electricity that they sell. In addition, reduced electricity consumption postpones the need to build new power generating plants, thereby achieving additional savings through reduced capital expenditures.

          National Energy Policy Act of 1992. The National Energy Policy Act of 1992 (the "NEPA Act") contains approximately 30 provisions designed to increase the efficiency of utilities, buildings, equipment and factories and affects many of the technologies that utilities promote as part of their DSM programs. The NEPA Act directs the Federal Department of Energy to provide matching funds to certain regions throughout the United States to demonstrate and promote energy efficient lighting. The NEPA Act provides for the development of efficiency ratings for both fluorescent lighting fixtures and office equipment which the Company believes will, in turn, promote the manufacture and purchase of energy efficient lighting such as products manufactured by the Company.

          In addition to federal programs encouraging electrical efficiency, state programs exist that are designed to achieve similar results. For example, California's Title 24, enacted in 1988, mandates that 50% of new bathroom and kitchen lighting be energy efficient.

Product Categories and New Product Offerings

         The Company designs, manufactures and markets recessed down lighting, accent linear lighting systems, surface system coordinates, low voltage track systems and specification grade outdoor lighting. Approximately 70% of the Company's product offerings utilize halogen lamps. These light fixtures, which are generally smaller in size, produce a superior quality and intensity of light while not sacrificing style and detail for size. The balance of the Company's products primarily use compact fluorescent and incandescent lamp sources. The Company markets its lighting products under a variety of proprietary trade names directly and indirectly to commercial and residential end users for installation in private residences, office buildings, hotels, restaurants, stores and other public and private facilities. The Company believes that it has established a market niche offering performanced engineered and task oriented products. The Company believes that historically, approximately 70% of the Company's sales have been made to the Specification Market and 30% to the Consumer Retail Market.

          Recessed Down Lighting. The Company's most successful product offering has been its high end low voltage halogen recessed down lighting, "Jewel Light", featuring a complete line of die cast trims. A trim is that portion of the light fixture that protrudes from the ceiling. As the market evolved and expanded in this product category, a substantial market for lesser quality (stamped versus die cast trims) with reduced price points developed. In January 1996, the Company introduced its Echo 21 line of low voltage halogen recessed down lighting with appropriate price points which it commenced the delivery of in April 1996. Echo 21 specifically addresses the budget oriented market and complements the Company's higher quality and successful "Jewel Light" line.

          Accent Linear Lighting Systems. This product category is dominated by the Company's Invizilite product. The Invizilite product is a continuous, flexible light source hidden from view to provide an upward or downward lighting or "wash" part of a wall with light. Invizilite can be manufactured to use low voltage halogen, incandescent or xenon bulbs. Traditionally, Invizilite has been exclusively marketed to the Architectural and Specification market place. In 1996, the Company introduced its third version of Invizilite, "Invizilite 3". Invizilite 3 utilizes xenon lamps allowing for longer strip lengths between transformers and increased lamp life. Additionally, the Company has repackaged its Invizilite product line and introduced it into lighting showrooms and the Home Center markets in the form of a user friendly kit.

          Surface System Coordinates. In 1996, the Company introduced a systems approach to surface lighting for suspension pendant applications, surface, wall and ceiling mounted units. Surface system coordinates is a series of light module holders with a variety of glass shapes, sizes, colors and lamp sources. The Company also markets it surface system coordinates under tradename "Optica" and "Versailles."

          Low Voltage Track Systems. The Company's "Micro Track" is a low voltage halogen track system. Micro Track's special construction allows its companion miniaturized track heads and fixtures to be moved along the track in both horizontal and vertical configurations.

          Specification Grade Outdoor Lighting. This is a new product category for the Company which is marketed and distributed to the Architectural, Specification, Lighting Showroom, and Electrical Distributor market places. The Company acquired this product line through a joint venture with a large European manufacturer and distributor of outdoor lighting product, SIMES, and has exclusive rights to the product in the United States. The Company is also collaborating with SIMES to distribute certain CSL products in the European marketplace.

Manufacturing, Assembly, Design and Tooling

          All of the Company's products are designed and tooled by the Company and are either manufactured directly by the Company or specifically on its behalf. Approximately 50% of the Company's products are manufactured or assembled in the United States either at its principal facility in Valencia, California or by local subcontractors. The balance of the Company's products are manufactured primarily in China, Taiwan and Europe. The Company assembles approximately 40% of its lighting products at its Valencia location and the rest of its products are assembled in the Far East. Additionally, much of the glass used in the Company's lighting fixtures is made in Venice, Italy, and Vianne, France.

          The Company owns all of the designs with respect to its line of products, most of which were created by employees of the Company on a work-for-hire basis; i.e., the design automatically becomes the property of the Company upon creation. In addition, the Company also from time to time will retain outside independent contractors to design lighting products. The Company owns such designs and pays the independent designers on a consulting or royalty basis.

Sales and Marketing

          Historically, substantially all of the Company's products were sold in the United States and Canada. During 1996, the Company entered into a number of joint venture and cooperative agreements in Europe, Asia and Africa to expand its product offerings worldwide.

          Domestically, the Company has over 2,000 customer accounts and is primarily dependent on independent manufacturer's sales agencies and independent lighting and electrical distributors in selling its products to retail and commercial end users. Although no single manufacturer's sales agency or distributor, or affiliated group of manufacturer's sales agencies or distributors account for in excess of five percent of the Company's sales, the Company is required to sustain a business relationship with approximately 75 manufacturer's representatives which are often agencies employing a number of sales personnel. personnel). The Company also has manufacturer's sales agencies in Mexico, England, Singapore and Hong Kong. With respect to sale of the Company's products to the Consumer Retail Market, a distributor generally places an order for the Company's product through a manufacturer's sales agency, who forwards the order to the Company. Alternatively, sales of the Company's products to the Specification Market are typically initiated by a specifier (i.e., an architect, lighting designer, interior designer or electrical engineer) notifying a contractor who contacts either a distributor or manufacturer's sales agency to place the specifier's order with the Company. All products sold to the Consumer Retail Market and the Specification Market are typically sold on net 30 day terms.

          None of the Company's present manufacturer's sales agencies are exclusive to the Company and any of them could terminate their relationship with the Company at any time for any reason. In addition, manufacturer's sales agencies typically represent and distribute competing products. The Company's ability to expand its operations will depend in significant part on its ability to attract and retain qualified manufacturer's sales agencies experienced in the sale of lighting products. The Company presently employs three full-time sales personnel to supervise its manufacturer's sales agencies.

Product Warranties: Customer Service and Support

          All of the Company's products are warranted by the Company from the date of shipment. The Company's warranty provides that in the event its products as delivered are defective, the Company has the right, in its sole discretion, to either repair or replace the product; provided, however that in the event that the Company's transformers or ballasts are not used in connection with the product, the warranty is null and void.

          The Company presently has five 800 telephone numbers and employs four full-time individuals solely in connection with providing customer and technical support for its customers, distributors and sales manufacturer's agencies. Such personnel are available five days per week from 7:00 a.m. to 5:00 p.m. Pacific Coast Time to respond to calls and provide assistance.

Research and Development

          The Company conducts research and development in an effort to improve its products and expand its product lines. The Company expended approximately $231,000 and $64,000 on research and development during the years ended December 31, 1995 and 1996, respectively. The Company subcontracts its research and development on an as needed basis.

Product Liability

          The manufacture and sale of the Company's products subjects the Company to the risk of product liability claims. The costs of defending or settling such claims could have a material adverse effect on the Company, even if the Company ultimately were to prevail. Although the Company presently has an aggregate of $12 million in product liability insurance and has never had a product liability claim asserted against it, there can be no assurance that such insurance can be maintained at an acceptable cost to the Company or that any damages assessed against the Company will not exceed its coverage.

Competition

          The lighting industry is intensely competitive with respect to price, design, quality and reliability. Among its competitors are numerous international, national and regional manufacturers some of which have equivalent products including Cooper Industries, Inc., Genlyte Group, Juno Lighting, Inc., Hubbell, Inc., Thomas Industries and Lithonia. The majority of the Company's competitors are well established, and have substantially greater financial, managerial, technical, marketing and other resources than the Company. The Company competes based upon price, quality and its brand-name recognition.

Underwriter's Laboratories and Other Testing Laboratories Listing

          Substantially all of the Company's products are approved by Underwriters Laboratories Inc. ("UL"), Electrical Testing Laboratories ("ETL"), or the Canadian Standards Association ("CSA"). UL and CSA are not-for-profit independent organizations and ETL is a for profit independent organization, all of which test a wide variety of consumer and commercial products for compliance with recognized U.S. and Canadian safety standards. All of the Company's products that are UL or ETL listed in the United States are CSA approved in Canada. Listing of a product by UL, ETL and CSA indicates that samples of that product have been tested according to the respective country's safety standards and found to be reasonably free from foreseeable risk of fire and electric shock related hazards. In the United States, the laws of certain states prohibit the sale of products that have not obtained and maintained a UL or ETL listing. Even in those states where the Company is not required by law to obtain UL or ETL listing, if it is unable to obtain and maintain such UL or ETL listing on an ongoing basis, its ability to market and sell the product may be adversely affected. The Company's products that are not approved by UL, ETL or CSA are all products that do not fall within the classifications established by such agencies and accordingly, are not eligible to obtain a listing from such laboratories.

Intellectual Property Rights

          Substantially all of the Company's products and their design, as well as the design of the tooling used in the manufacturing of the Company's products, are proprietary to the Company. Further, the Company has also sought to establish certain proprietary rights with respect to the marks under which its products and product lines are marketed. Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs and trademarks and trade names under which it does business. The Company currently has numerous patents and several patents pending. The Company considers its patents to be a valuable asset. However, the Company believes that its business is not dependent to any material extent upon any particular patent or group of patents. The Company believes that its business is dependent upon the technical and engineering skills of its employees, product differentiation, reliability and performance, and on customer support and marketing.

Employees

          As of March 31 1997, the Company had 33 full-time employees, two of whom were employed in an executive capacity, four in sales and marketing, 13 in design, tooling and manufacturing, and 14 in general and administrative capacities. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2.   PROPERTIES

          The Company occupies 52,663 square feet of space at its principal executive offices and manufacturing facility located at 27615 Avenue Hopkins, Valencia, California 91355, for $22,645 per month pursuant to a lease that expires in May 2003 . The Company leases a showroom at the Dallas Trade Market, in Dallas, Texas occupying 855 square feet for $1,592 per month. The Company also leases a sales office in Singapore and Shanghai, China occupying approximately 300 and 800 square feet, respectively for $2,859 and $6,327 per month, respectively. The Singapore and Shanghai lease expire on July 31, 1998 and September 30, 1998, respectively.

ITEM 3.   LITIGATION

          The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of Stockholders of the Company was held on February 25, 1997 in New York City, pursuant to notice. At that meeting the following directors were elected to hold office until the 1997 Annual Meeting of
Stockholders: Sylvan Gerber, Bert Finmark, Mark Allen, Dhananjay Wadekar and Michael Smith, each receiving 6,518,875 votes in favor and 42,660 votes in opposition. In addition, the Company's 1996 Stock Option Plan was approved (6,481,525 votes in favor, 69,110 votes in opposition and 10,900 abstentions), and the appointment of Arthur Andersen LLP as independent auditors of the Company was ratified (5,995,799 votes in favor, 514,986 votes against and 20,650 abstentions). In addition, the Company Certificate of Incorporation was amended to increase the authorized common stock from 10,000,000 to 30,000,000 shares (6,208,340 votes in favor, 304,849 votes against and 28,350 abstentions).

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          The following table sets forth, for the periods indicated, the high and low closing prices in the over-the-counter market for the common stock of the Company, as reported by the National Association of Securities Dealers. The Company's stock is traded on the NASDAQ Small Cap Market under the symbol "CSLX." At March 25, 1997 the Company had approximately 2,000 holders of its common stock. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                              Calendar 1996                High           Low
                              -------------                ----           ---
                        First Quarter                      2             1 1/8
                        Second Quarter                     3 7/8         1 7/8
                        Third Quarter                      4             2 1/2
                        Fourth Quarter                     3 1/6         1 1/16

                              Calendar 1995                High           Low
                              -------------                ----           ---
                        First Quarter                      2 1/2         3/4
                        Second Quarter                     1 1/2         1
                        Third Quarter                      2 1/2         1 1/8
                        Fourth Quarter                     2 3/16        1

          Dividend Policy

          The Company has not paid any cash dividends in the past and has no present intention of doing so in the immediate future. The Company's Board of Directors intends for the foreseeable future to retain any earnings to finance the future growth of the Company. Additionally, certain of the Company's credit agreements with its lending institution prohibit the payment of dividends during their term.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations:

          The table set forth below sets forth certain financial data expressed as a percentage of net sales:

                                                         For the Year Ended
                                                         ------------------
                                                        1995             1996
                                                        ----             ----
Net Sales                                              100.0%           100.0%
Gross Profit                                            33.3%            41.4%
Selling Expense                                         26.2%            26.9%
General and Administrative Expense                      21.0%            31.1%
Legal Expense                                            5.2%             1.4%
Loss from Operations                                   (19.1)%          (18.0)%
Other (Income) Expense                                   1.9%            (8.0)%
Interest Expense                                         3.0%            16.0%
Provisions for Income Taxes                             --  %             -- %
Net Loss                                               (24.0)%          (26.0)%

Overview:

               The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a world-wide basis. In furtherance of this strategy, during 1996, the Company expanded its operations to include a presence in Asia, Southeast Asia, Europe and Africa. During 1995 and 1996, the Company successfully installed a new management team and Board of Directors. This management team has implemented significant new internal accounting and financial controls and has restructured the Company's product offerings to achieve maximum penetration of its target markets, specifically the Specification and the Consumer Retail Markets. The Company has refoucsed its product offerings into five specific product categories resulting in a reduction in SKU's and the inventory necessary to support these discontinued product lines. The Company's new product offerings were introduced in January 1996 and delivery commenced during the second and third quarters of 1996. During the year ended December 31, 1996, the Company began to realize the benefits of its new policies and procedures through lower selling expenditures, increased gross profit margins as a percentage of sales and the establishment of better working relationships with its vendors, customers and joint venture partners. Further, during 1996, the Company has entered into a number of joint venture and cooperative agreements in Europe, Asia, Africa and the United States in an effort to further its business plan.

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

o In June and July 1996, the Company opened new offices in Singapore and in Dong Guan City, China to support the Company's manufacturing, marketing and sales efforts in those regions. The Dong Guan City office supports the Company's business in the South China region. The Singapore office supports the Company's business in Singapore, Thailand, Malaysia and Indonesia. Both offices include architectural and design facilities.

o In August 1996, the Company opened an architectural lighting application and design facility in Shanghai, China. The facility, which has been approved by the Chinese government, provides manufacturing, marketing and sales functions to support the Company's business development efforts in mainland China. The Company is presently shipping product into mainland China. Additionally, the Company has entered into a cooperative and agency agreement with Xin Hua Electronic Co. Ltd. ("Xin Hua") to design, manufacture and distribute energy efficient lighting products in North America, Europe and Asia. Pursuant to this agreement CSL is Xin Hua's agent in North America, Europe and South East Asia and Xin Hua is CSL's agent in mainland China. The two Company's have jointly developed new energy efficient products which are being offered, along with existing CSL products, in China under the trade name "CSL Asia". The Company introduced energy efficient products worldwide incorporating Xin Hua's electronic ballast technology beginning in the first quarter of 1997.

o In September 1996, the Company entered a joint venture with General Technics, S.A. to establish a manufacturing, design and showroom facility in Casablanca, Morocco. This facility will initially support product offerings in Africa, Europe and the Middle East. The Company will market its products under the trade name "Creative Systems Lighting/ MOROCCO."

Sales

            Sales decreased by $2,715,000 or 18.1% from $15,031,000 for the year ended December 31, 1995, to $12,316,000 for the year ended December 31, 1996. The decrease in the overall domestic sales is attributable to the Company focusing on the penetration of new markets overseas, the reduction of its product pricing and the discontinuation of unprofitable product offerings.

Gross Profit

          Gross profit as a percentage of net sales increased 8.1% from 33.3% for the year ended December 31, 1995, to 41.4% for the year ended December 31, 1996. Gross profit increased by $92,000 or 1.8% from $5,009,000 for the year ended December 31, 1995, to $5,101,000 for the year ended December 31, 1996. Gross profit as a percentage of sales has improved over the prior period due to internal cost controls, lower material costs, and a reduction in inventory reserves from the prior period. Further, the increase in gross profit as a percentage of sales in 1996 is attributable to the discontinuance of unprofitable product offerings.

Selling Expense

          Selling expenses as a percentage of net sales for the year ended December 31, 1995 and 1996 were 26.2% and 26.9%, respectively. For the year ended December 31, 1995 and 1996, selling expense were $3,945,000 and $3,318,000, respectively. The decrease in selling expense from the comparable prior year period is primarily attributable to lower commission expense caused by lower sales volume and a reduction in salaries for the sales department offset by increases in expenditures relating to the Company's overseas offices.

General and Administrative Expenses

          General and administrative expenses as a percentage of net sales for the year ended December 31, 1995 and 1996 were 21.0% and 31.1%, respectively. For the year ended December 31, 1995 and 1996, general and administrative expenses were $3,153,000 and $3,832,000, respectively. The increase in general and administrative expenses during the current period was attributable to increases in travel and other related expenses to establish the Company's overseas offices, staffing and expenditures related to the Company's overseas offices, bad debt expense, bank and consulting fees associated with the refinancing of the Company's line of credit, and amortization of subordinated debt issuance costs. Further, in 1996, the Company was required under FASB 123 to record $177,000 in compensation expense in connection with warrants issued to non-employees.

Legal

          Legal expenses as a percentage of net sales for the year ended December 31, 1995 and 1996 were 5.2% and 1.4%, respectively. For the year ended December 31, 1995 and 1996, legal expenses were $784,000 and $167,000, respectively. The significantly higher legal expenditures for the year ended December 31, 1995 was due to the legal expenses incurred in connection with the Zukerman litigation (see Note 4 - Notes to Financial Statements).

Other (Income) and Expense

          Other income and expense as a percentage of net sales for the year ended December 31, 1995 and 1996, were 1.9% and (8.0)%, respectively. For the year ended December 31, 1995 and 1996, other income and expense were $290,000 and $(987,000), respectively. The increase in other income during the comparable period is attributable to the recognition of the Zukerman legal settlement (see
Note 4 - Notes to Financial Statements), offset in part by the write-off of a specific licensing agreement.

Interest Expense

          Interest expense as a percentage of net sales for the year ended December 31, 1995 and 1996, were 3.0% and 16.0%, respectively. For the year ended December 31, 1995 and 1996, interest expense was $440,000 and $1,978,000, respectively. The increase in interest expense during the 1996 period is due to the issuance of subordinated convertible debt at various common stock conversion discounts. In accordance with SEC accounting guidelines, the Company is required to account for the discount conversion features of its subordinated convertible debt as interest expense. Accordingly, the Company recognized $1,423,000 in interest expense relating to subordinated convertible debt issued during 1996 (See Note 9-Notes to Financial Statements).

Provision for Income Taxes

          The current provision for income taxes for the year ended December 31, 1995 and 1996, consists of minimum state tax.

Net Loss

          Net loss for the year ended December 31, 1995 and 1996 were $(3,604,000) and $(3,208,000), respectively. Net loss per share for the year ended December 31, 1995 and 1996 were $(0.89) and $(0.60), respectively.

Liquidity and Capital Resources

          For the year ended December 31, 1996, the Company relied upon private placements of convertible debt and equity and trade credit to support its operations and growth. During the year ended December 31, 1996, the Company raised approximately $5,443,000, net of expenses and debt issuance costs, through debt and equity placements. These funds were used to finance the Company's operations, to provide for inventory purchases for the Company's new product lines, to support the establishment of its overseas operations, and to repay outstanding debt.

          Subsequent to December 31, 1996, the Company raised $1,000,000 through the placement of six percent convertible notes due October 24, 1999. The notes are convertible into common stock commencing 60 days after issuance at a conversion price equal to the lesser of 75% of the average bid price for the five trading days preceding conversion or $1.008 per share plus 1,000 shares of common stock for each $10,000 principal amount converted.

          On October 15, 1996, the Company successfully negotiated a new two year line of credit agreement and a three year equipment term loan with a new bank. This line of credit and term loan replaced the Company's debt facility with Bank of America. The terms of the Company's new line of credit provides for a maximum dollar borrowing of $4,000,000 based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory (capped at $1,000,000). The term loan is capped at $100,000 or 80% of the forced liquidation value of the Company's eligible equipment. The interest rates for the line of credit and term loan are prime plus 2.75% and prime plus 3%, respectively. The current maximum borrowing capacity under the Company's credit facility is approximately $2 million. A portion of the proceeds from the convertible debt financings together with the Company's new credit facility were used to repay the Company's debt obligation to Bank of America.

          The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1997. However, there can be no assurance that the Company will generate sufficient cash flows, the failure of which would have a material adverse effect on the Company's operations and financial position. If future losses are incurred the Company will be required to raise additional funding to support the Company's operations. The failure to consummate such financing will have a material effect on the Company's business.

          The Company believes that inflation has not had a material impact on it operations.

New Authoritative Pronouncements

          The FASB has issued SFAS No. 123 "Accounting for Stock Based Compensation." The Company has adopted this standard and has taken a $182,000 charge to earnings for options and warrants effecting compensation and interest expense (See Note 13 - Notes to the Financial Statements).

          In 1997, the FASB has issued SFAS No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." The Company will adopt this standard for fiscal year 1997. Managment does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

ITEM 7.   SELECTED FINANCIAL DATA

          The following table sets forth certain selected financial data for the years ended December 31, 1995 and 1996 which has been derived from the Company's Financial Statements included elsewhere in this report. The financial data for the years ended December 31, 1995 and 1996 has been audited by Arthur Andersen LLP. The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and the related Notes thereto appearing elsewhere in this report. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED BALANCE SHEET DATA:
                                                             December 31,
                                                        1995           1996
                                                        ----           ----
Total Assets                                        $  7,383,000   $  8,600,000

Total Liabilities                                      6,144,000      7,532,000

Long - Term Liabilities, Net of Current Portion          545,000      5,487,000

Working Capital                                         (113,000)     4,758,000

Stockholders' Equity                                   1,239,000      1,068,000

SELECTED STATEMENT OF OPERATION DATA:
                                                    Year Ending    Year Ending
                                                    December 31,   December 31,
                                                        1995           1996
                                                    ------------   ------------
Net Sales                                           $ 15,031,000   $ 12,316,000

Cost of Goods Sold                                    10,022,000      7,215,000

Selling Expense                                        3,945,000      3,318,000

General and Administrative Expenses                    3,153,000      3,832,000

Legal Expense                                            784,000        167,000

Loss from Operations                                  (2,873,000)    (2,216,000)

Other (Income) Expense                                   290,000       (987,000)

Interest Expense                                         440,000      1,978,000

Loss Before Provision for Income Taxes                (3,603,000)    (3,207,000)

Provision for Income Taxes                                 1,000          1,000

Net Loss                                            $ (3,604,000)  $ (3,208,000)

Loss per Common Share                               $      (0.89)  $      (0.60)


Weighted Average Number of Shares of Common Stock
   Outstanding                                         4,067,000      5,381,000

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name               Age                      Position
----               ---                      --------

Sylvan Gerber      67    Chief Executive Officer, Chairman of the Board, and
                         Director

Mark Allen         35    Chief Operating Officer, Executive Vice President
                         of Finance, Secretary and Director

Bert Finmark       69    Director

Scott Searle       48    President

Michael Smith      42    Director

Dhananjay Wadekar  42    Director

          All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors

          Sylvan Gerber has been the President from inception to August 1, 1995 and a Director of the Company since inception. Mr. Gerber was elected Chairman of the Board and Chief Executive Officer concurrent with the termination of Zukerman. From 1986 to May 1991, Mr. Gerber was a private investor. From 1974 to 1986, Mr. Gerber was the President and Chief Executive Officer of Capri Lighting Manufacturing Company ("Capri Lighting") which Mr. Gerber co-founded in 1974. Capri Lighting was sold in 1984 to Thomas Industries, Inc., although Mr. Gerber continued to manage the day-to-day operations of Capri Lighting until 1986.

          Mark Allen has been Vice President / Finance since October 1994. In March 1995, Mr. Allen was appointed Chief Operating Officer, Executive V. P / Finance and was elected to the Board of Directors. From 1991 to 1994, Mr. Allen was employed by Thomas James, Inc. (now known as H. J. Meyers & Co., Inc.) as Vice President, Corporate Finance and Director of Private Placements.

          Bert Finmark was elected to the Board of Directors in 1995 and is a member of the Audit and Compensation committees. From 1974 to 1986, Mr. Finmark was a co-founder and Chairman of Capri Lighting. From 1956 to 1974, Mr. Finmark was founder and President of Superior Wholesale Electric.

          Scott Searle has been President since August 2, 1995. From 1990 to 1995, Mr. Searle served as President of Minka Lighting, Inc.

          Michael Smith was elected to the Board of Directors in 1995 and is a member of the Audit and Compensation committees. Mr. Smith is a principal of International Capital & Management Inc., a merchant banking and venture capital firm. From October 1992 through January 1997, Mr. Smith was the Managing Director of Corporate Finance of H.J. Meyers & Co. (formerly known as Thomas James Associates, Inc.) an investment banking firm and was General Counsel of such firm from May 1991 through May 1995. Mr. Smith serves on the Board of Directors of The Village Green Bookstore, Inc., and Infinite Machines Corp. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

          Dhananjay Wadekar was elected to the Company's Board of Directors in April 1996 and is a member of the Audit and Compensation committees. Mr. Wadekar is a co-founder of DynaGen, Inc., a publicly traded bio-technology company, and has served as Chairman of the Board, Executive Vice President and a Director since November 1991. Mr. Wadekar was, from 1985 to January 1989, the Chairman and Chief Executive Officer of Holometrix, Inc., a publicly traded, thermal instrumentation company which he founded. Mr. Wadekar was a director of Holometrix, Inc. from 1985 until November 1994.

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to general instruction G the information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1996 which is to be filed by with the Commission on or before April 30, 1997.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

  3.1     Certificate of Incorporation of the Company.*

  3.2 Certificate of Amendment of Certificate of Incorporation of the Company.***

  3.3     By-Laws of the Company.*

  4.1 Form of Securities Purchase Agreement, Convertible Note and Registration Rights Agreement entered into in February 1997***

  9.1 Voting Trust Agreement by and among the Company, Sylvan Gerber and each of his children.*

  10.2    Employment Agreement by and between the Company and Sylvan Gerber.**

  10.3    Employment Agreement by and between the Company and Mark Allen.**

  10.4    Employment Agreement by and between the Company and Scott Searle.**

  10.5    1994 Stock Option Plan.*

  10.6    1995 Stock Option Plan.**

  10.7    1994 Non-Employee Director Stock Option Plan.*

  10.8 Lease for Company's principal offices located at 27615 Avenue Hopkins, Valencia, California 91355.*

  10.9 Stock Escrow Agreement by and among the Company, H. J. Meyers & Co., Inc. (formerly Thomas James Associates, Inc.) and certain principal stockholders of the Company.*

  10.10 Loan and Security Agreement between Coast Business Credit and the Company dated October 9, 1996.***

  10.11 Indemnification Agreement between the Company and its officers and directors.*

  10.12 Form of Restricted Stock Grant Agreements between the Company and Sylvan Gerber, Scott Searle and Mark Allen.**

  10.13   Form of Promissory Note and Warrant Agreement issued to Bert
          Finmark.**

  10.14   Form of Promissory Note and Warrant Agreement issues to Sylvan
          Gerber.**

  27.1    Financial Data Schedule***

----------
  * Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (Registration No 33-72678) and incorporated herein by reference.

  ** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995

  ***     Filed herewith

      (b)    Reports on Form 8-K

             None

Financial Statements
--------------------

     The financial statements listed in the accompanying index to financial statements on page F-1 are filed as part of this report.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Balance Sheets as of December 31, 1995 and 1996                             F-3

Statements of Operations for the years ended
  December 31, 1995 and 1996                                                F-5

Statements of Stockholders' Equity for the
  years ended December 31, 1995 and 1996                                    F-6

Statements of Cash Flows for the years ended
  December 31, 1995 and 1996                                                F-7

Notes to Financial Statements                                               F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CSL Lighting Manufacturing, Inc.:

We have audited the accompanying balance sheets of CSL LIGHTING MANUFACTURING, INC. (a Delaware Corporation, d.b.a. Creative Systems Lighting) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSL Lighting Manufacturing, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              ARTHUR ANDERSEN LLP


Los Angeles, California
March 19, 1997

                        CSL LIGHTING MANUFACTURING, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                     Pro Forma
                                      December 31,   December 31,   December 31,
                                         1995            1996          1996
                                      ----------      ----------    ----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                $  120,000      $    7,000    $1,007,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $145,000 in 1995 and
    $381,000 in 1996                   1,961,000       1,611,000     1,611,000
  Inventories                          3,135,000       4,172,000     4,172,000
  Due from affiliates                      6,000           -             -
  Receivable from employees               76,000           7,000         7,000
  Notes receivable from officers          85,000         105,000       105,000
  Other current assets                   103,000         901,000       901,000
                                      ----------      ----------    ----------
          Total current assets         5,486,000       6,803,000     7,803,000
                                      ----------      ----------    ----------

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization                     1,640,000       1,517,000     1,517,000
                                      ----------      ----------    ----------

OTHER ASSETS, net of accumulated
  amortization of $70,000 in
  1995 and $73,000 in 1996               257,000         280,000       280,000
                                      ----------      ----------    ----------
                                      $7,383,000      $8,600,000    $9,600,000
                                      ==========      ==========    ==========

      The accompanying notes are an integral part of these balance sheets.

                        CSL LIGHTING MANUFACTURING, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     Pro Forma
                                       December 31,  December 31,   December 31,
                                          1995          1996           1996
                                       -----------   -----------    -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt    $   412,000   $    19,000    $    19,000
  Current portion of notes payable
    to stockholders                        239,000       100,000        100,000
  Short-term borrowings                  3,409,000         -              -
  Accounts payable                       1,077,000     1,347,000      1,347,000
  Accrued expenses
    Commissions                            229,000       222,000        222,000
    Warranty and other                     230,000       339,000        339,000
  Customer deposits                          3,000        18,000         18,000
                                       -----------   -----------    -----------
          Total current liabilities      5,599,000     2,045,000      2,045,000
                                       -----------   -----------    -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current
    portion                                123,000     1,936,000      1,936,000
  Notes payable to stockholders,
    net of current portion                 200,000        78,000         78,000
  Subordinated convertible debt              -         3,253,000      2,588,000
  Deferred rent                            222,000       220,000        220,000
                                       -----------   -----------    -----------
                                           545,000     5,487,000      4,822,000
                                       -----------   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized -- 1,000,000 shares
    Issued and outstanding -- none           -             -              -
  Common stock, $.01 par value:
    Authorized -- 10,000,000 shares
    Issued -- 4,400,000 shares at
      December 31, 1995, 6,784,000
      shares at December 31, 1996 and
      9,042,000 shares at Pro Forma
      December 31, 1996
    Outstanding --  4,400,000 shares
      at December 31, 1995, 6,269,000
      shares at December 31, 1996
      and 8,527,000 shares at Pro
      Forma December 31, 1996               44,000        63,000         85,000
  Additional paid-in capital             7,551,000    11,722,000     13,698,000
  Less - 515,000 shares held
    in treasury                              -        (1,218,000)    (1,218,000)
  Deferred compensation                   (640,000)     (575,000)      (575,000)
  Retained deficit                      (5,716,000)   (8,924,000)    (9,257,000)
                                       -----------   -----------    -----------
                                         1,239,000     1,068,000      2,733,000
                                       -----------   -----------    -----------
                                       $ 7,383,000   $ 8,600,000    $ 9,600,000
                                       ===========   ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                        CSL LIGHTING MANUFACTURING, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                       1995           1996
                                                    -----------    -----------
NET SALES                                           $15,031,000    $12,316,000

COST OF GOODS SOLD                                   10,022,000      7,215,000
                                                    -----------    -----------
                                                      5,009,000      5,101,000
                                                    -----------    -----------
OPERATING EXPENSES:
  Selling                                             3,945,000      3,318,000
  General and administrative                          3,153,000      3,832,000
  Legal                                                 784,000        167,000
                                                    -----------    -----------
                                                      7,882,000      7,317,000
                                                    -----------    -----------
          Loss from operations                       (2,873,000)    (2,216,000)
                                                    -----------    -----------
OTHER (INCOME) EXPENSE:
  Interest income                                       (43,000)         -
  Gain from legal settlement                              -         (1,137,000)
  Loss on licensing agreement                             -            157,000
  Loss on disposition of property
    and equipment                                       337,000          7,000
  Other, net                                             (4,000)       (14,000)
                                                    -----------    -----------
                                                        290,000       (987,000)
                                                    -----------    -----------
INTEREST EXPENSE:
  Financing obligations                                 440,000        555,000
  Fixed conversion discounts and additional
    stock conversion bonus for convertible notes          -          1,423,000
                                                     ----------      ---------
                                                        440,000      1,978,000
                                                     ----------      ---------
          Loss before provision
            for income taxes                         (3,603,000)    (3,207,000)

PROVISION FOR INCOME TAXES                                1,000          1,000
                                                    -----------    -----------

NET LOSS                                            $(3,604,000)   $(3,208,000)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                            4,067,000      5,381,000
                                                    ===========    ===========

LOSS PER COMMON SHARE                               $     (0.89)   $     (0.60)
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                        CSL LIGHTING MANUFACTURING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                   Common Stock        Additional     Treasury Stock
                                                 -----------------       Paid-In     ----------------         Deferred
                                                 Shares     Amount       Capital     Shares     Amount      Compensation
                                                 ------     ------       -------     ------     ------      ------------
BALANCE, December 31, 1994                     4,000,000   $ 40,000   $  6,924,000      --    $      --       $    --

  Stock issuance to officers as compensation     400,000      4,000        646,000      --           --        (640,000)
  Costs related to 1994 public offering             --         --          (19,000)     --           --            --
  Net loss                                          --         --             --        --           --            --
                                              ----------   --------   ------------   -------  -----------     ---------
BALANCE, December 31, 1995                     4,400,000     44,000      7,551,000      --           --        (640,000)
                                              ----------   --------   ------------   -------  -----------     ---------

  Sale of common stock under Regulation S        989,000     10,000        852,000      --           --            --
  Sale/issuance of common stock and warrants
    under Private Placement                      775,000      8,000        767,000      --           --            --
  Issuance of common stock in connection
    with conversion of note payable to
    shareholder                                  107,000      1,000        146,000      --           --            --
  Issuance of common stock in connection
    with conversion of subordinated
    convertible notes                            476,000      5,000        692,000      --           --            --
  Interest expense associated with fixed
    conversion discounts and additional
    stock conversion bonus                          --         --        1,423,000      --           --            --
  Issuance of common stock to non-employees
    as payment for services rendered              37,000       --           75,000      --           --            --
  Issuance of warrants as compensation to
    non-employees under FASB No. 123                --         --          177,000      --           --            --
  Issuance of warrants as interest under
    FASB No.123                                     --         --           39,000      --           --            --
  Amortization of deferred compensation             --         --             --        --           --          65,000
  Recovery of common stock from former
    chief executive officer and chairman
    of the board (see Note 4)                   (515,000)    (5,000)          --     515,000   (1,218,000)         --
  Net loss                                          --         --             --        --           --            --
                                              ----------   --------   ------------   -------  -----------     ---------
BALANCE, December 31, 1996                     6,269,000   $ 63,000   $ 11,722,000   515,000  $(1,218,000)    $(575,000)
                                              ==========   ========   ============   =======  ===========     =========



                                                  Retained
                                                   Deficit        Total
                                                   -------        -----
BALANCE, December 31, 1994                       $(2,112,000)  $ 4,852,000

  Stock issuance to officers as compensation            --          10,000
  Costs related to 1994 public offering                 --         (19,000)
  Net loss                                        (3,604,000)   (3,604,000)
                                                 -----------   -----------
BALANCE, December 31, 1995                        (5,716,000)    1,239,000
                                                 -----------   -----------

  Sale of common stock under Regulation S               --         862,000
  Sale/issuance of common stock and warrants
    under Private Placement                             --         775,000
  Issuance of common stock in connection
    with conversion of note payable to
    shareholder                                         --         147,000
  Issuance of common stock in connection
    with conversion of subordinated
    convertible notes                                   --         697,000
  Interest expense associated with fixed
    conversion discounts and additional
    stock conversion bonus                              --       1,423,000
  Issuance of common stock to non-employees
    as payment for services rendered                    --          75,000
  Issuance of warrants as compensation to
    non-employees under FASB No. 123                    --         177,000
  Issuance of warrants as interest under
    FASB No.123                                         --          39,000
  Amortization of deferred compensation                             65,000
  Recovery of common stock from former
    chief executive officer and chairman
    of the board (see Note 4)                           --      (1,223,000)
  Net loss                                        (3,208,000)   (3,208,000)
                                                 -----------   -----------
BALANCE, December 31, 1996                       $(8,924,000)  $ 1,068,000
                                                 ===========   ===========
   The accompanying notes are an integral part of these financial statements.

                        CSL LIGHTING MANUFACTURING, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                          1995        1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(3,604,000)  $(3,208,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       504,000       616,000
      Provision for doubtful accounts                     319,000       334,000
      Loss on disposition of property and equipment       337,000         7,000
      Write off of note receivable from employee           49,000          --
      Deferred compensation                                10,000        65,000
      Interest expense associated with fixed
        conversion discounts and additional
        stock bonus                                          --       1,423,000
      Issuance of warrants as interest under
        FASB No. 123                                         --           5,000
      Issuance of common stock to non-employees as
        payment for services                                 --          75,000
      Issuance of warrants as compensation to
        non-employees under FASB No. 123                     --         177,000
      Gain from legal settlement                             --      (1,137,000)
      (Increase) decrease in assets:
        Accounts receivable                               (76,000)       16,000
        Inventories                                     1,804,000    (1,037,000)
        Due from affiliates                                 6,000         6,000
        Receivables from employees                        (63,000)       69,000
        Other                                             (15,000)     (982,000)
      Increase (decrease) in liabilities:
        Accounts payable                                 (129,000)      270,000
        Accrued expenses                                 (544,000)      102,000
        Customer deposits                                  (3,000)       15,000
        Deferred rent                                      12,000        (2,000)
                                                      -----------   -----------
          Net cash used in operating activities        (1,393,000)   (3,186,000)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (558,000)     (305,000)
  Notes receivable from officers                          (85,000)      (20,000)
                                                      -----------   -----------
          Net cash used in investing activities          (643,000)     (325,000)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to short-term borrowings                    2,050,000          --
  Repayments of short-term borrowings                  (1,640,000)   (3,409,000)
  Additions to long-term debt                                --       1,833,000
  Repayments of long-term debt                           (301,000)     (413,000)
  Additions to notes payable to stockholders              200,000          --
  Net proceeds from issuance of subordinated
    convertible debt                                         --       3,950,000
  Net proceeds from sales of common stock and
    warrants                                              (19,000)    1,437,000
                                                      -----------   -----------
          Net cash provided by financing activities       290,000     3,398,000
                                                      -----------   -----------

NET DECREASE IN CASH                                   (1,746,000)     (113,000)
CASH, beginning of year                                 1,866,000       120,000
                                                      -----------   -----------
CASH, end of year                                     $   120,000   $     7,000
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.

                        CSL LIGHTING MANUFACTURING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.    Line of Business

CSL Lighting Manufacturing, Inc. (the Company) designs, manufactures and markets a line of lighting fixtures utilizing both "low voltage" and standard "line voltage" halogen light sources for sale directly and indirectly to commercial and residential end users.

The Company has suffered recurring losses from operations and has a retained deficit of $8,924,000 that raise substantial doubt about the Company's ability to continue as a going concern. Management has evaluated its current operations and has refocused the Company's efforts and developed plans to raise additional capital, generate operating income and sustain the Company's operations through fiscal 1997. Management's plans include the following:

      o The Company plans to establish new markets for its products in Asia, Europe and the Middle East. The Company currently has sales offices in Singapore and Shanghai, China and has engaged a sales representative in Morocco.

      o The Company has forged various strategic alliances with Simes, a large European manufacturer of specification grade outdoor lighting products, and Xinhua Electronic Equipment Company, a Chinese producer of transformers for both commercial and residential lighting applications.

      o The Company has successfully raised an additional $1,000,000 through the placement of subordinated convertible debt subsequent to year end (see Note 15).

      o The Company plans to raise additional capital as necessary through further private placements of equity and/or issuance of debt.

There can be no assurance that the Company will be able to successfully raise additional capital to meet its current operating needs. In addition, there can be no assurance that the Company's products will be successful in the new markets or that the Company will be able to produce and distribute products in sufficient quantities or at sufficient price levels to make the expansion effort profitable.

2.    Summary of Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Credit Risk

      The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers include electrical distributors, lighting showrooms and retailers and are located primarily throughout the United States and Canada. The Company also has sales to customers in Mexico, England, Singapore and Hong Kong.

      Inventories

      Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1995 and 1996:

                                               1995            1996
                                            ----------       ----------
            Raw materials                   $  781,000       $  749,000
            Finished goods                   2,354,000        3,423,000
                                            ----------       ----------
                                            $3,135,000       $4,172,000
                                            ==========       ==========

      Property and Equipment

      Property and equipment are stated at cost and consist of the following at December 31, 1995 and 1996:
                                                        1995            1996
                                                    -----------    -----------
            Computer equipment                      $   626,000    $   406,000
            Displays and showrooms                      618,000        650,000
            Factory machinery and equipment           1,009,000      1,156,000
            Furniture and fixtures                      184,000        187,000
            Leasehold improvements                      281,000        336,000
            Office machinery and equipment               83,000         28,000
            Vehicles                                     41,000         16,000
                                                    -----------    -----------
                                                      2,842,000      2,779,000

            Less--Accumulated depreciation
              and amortization                       (1,202,000)    (1,262,000)
                                                    -----------    -----------
                                                    $ 1,640,000    $ 1,517,000
                                                    ===========    ===========

      Depreciation and amortization are computed based upon the estimated useful lives of the related assets using the straight-line method.
      Useful lives range from three to ten years.

      The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

      Notes Receivable From Officers

      At December 31, 1996, the Company has $105,000 of notes receivable from two officers ($60,000 and $45,000, respectively). The notes are interest free and are currently due and payable.

      Trademarks and Patents

      Costs associated with the establishment and defense of trademarks and patents have been capitalized and are being amortized over ten years using the straight-line method.

      Deferred Rent

      The lease for the Company's facility includes certain rent relief in its early months and scheduled increasing monthly payments thereafter. In accordance with generally accepted accounting principles, the Company has accounted for the lease to provide for even charges to operations over the life of the lease.

      Revenue Recognition

      Revenue on product sales is recognized at the time of shipment.

      Stock Based Compensation

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard (see Note 13).

      Loss Per Common Share

      Loss per common share is based on the weighted average number of common shares outstanding during the period. Due to the net losses for the years ended December 31, 1995 and 1996, common stock equivalents were not included as the effect would be antidilutive.

      Statements of Cash Flows

      The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No. 95. Supplemental cash flows disclosures are as follows at December 31, 1995 and 1996:

                                                         1995           1996
                                                       --------       --------
            Interest paid                              $426,000       $383,000
            Taxes paid                                    1,000          1,000
            Conversion of debt to equity                  -          1,044,000
            Prepaid interest recorded in connection
              with warrants issued with debt              -             34,000

      In addition, during 1996, in connection with the settlement of a lawsuit (see Note 4), the Company recorded a gain of $1,137,000, reduced common stock (treasury stock) by $1,223,000, eliminated a note payable to a shareholder of $92,000 and recorded a note payable to a shareholder of $178,000.

      New Authoritative Pronouncements

      In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in the fourth quarter of 1995 and the impact on the Company's financial position and results of operations was insignificant.

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS
      128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

      Pro Forma Balance Sheet Presentation

      Subsequent to December 31, 1996, various Subordinated Convertible Debt holders converted $1,665,000 of debt for 2,258,000 shares of common stock (see Note 15). The Company also issued an additional $1,000,000 of 6 percent Subordinated Convertible Debt (see Note 15) and in connection with the related fixed discount on the conversion feature, reflected an additional charge to interest expense of $333,000. The accompanying pro forma balance sheet gives effect to these transactions as if they had occurred on December 31, 1996.

3.    Management Change - Fiscal 1995

In August 1995, the Company hired a new President whose mission is to refocus and revitalize the Company's operations. The new President immediately began a review of the Company's product lines and markets and began the process of determining which products to discontinue. This resulted in the decision to delete several product lines (for example, Intimacee, Bain De Sorbe, Multiples and Samovar). In connection with the discontinuance of these product lines, the Company wrote off approximately $1,020,000 of inventory during the third and fourth quarters of 1995. The Company is now focusing its efforts on the Invizilite, Jewel Light and Suretask (Mitelite) product lines. Also during the fourth quarter of 1995, the Company wrote off approximately $300,000 of accounts receivable.

4.    Lawsuit Against Former Chief Executive Officer and Chairman of the Board

In December 1995, the Company signed a Settlement Memorandum in connection with a lawsuit with its former Chief Executive Officer and Chairman of the Board (Zukerman). Among other reasons, the Company sued Zukerman for alleged financial improprieties. In connection with the Settlement Memorandum, Zukerman, among other things, surrendered and transferred 515,000 shares of common stock back to the Company. Furthermore, a $92,000 note payable to Zukerman was also eliminated (see Note 8). The Company did not record any recovery of losses from Zukerman or other damages from Zukerman in connection with this lawsuit until the second quarter of 1996 when the 515,000 shares were received by the Company.

5.    Income Taxes

The Company accounts for income taxes SFAS No. 109 (SFAS 109), "Accounting for Income Taxes." As the Company incurred losses in both fiscal 1995 and 1996, the provision for income taxes in each year represents the minimum state tax due.

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

A detail of the Company's deferred tax asset as of December 31, 1995 and 1996 follows:

                                                         Years Ended
                                                 ---------------------------
                                                 December 31,   December 31,
                                                     1995           1996
                                                 ------------   ------------
      Allowance for doubtful accounts             $   58,000    $   152,000
      Inventory valuation                            400,000        400,000
      Uniform inventory capitalization                80,000         80,000
      Accrued warranty expense                        39,000         39,000
      Deferred rent                                   89,000         89,000
      Federal net operating loss
        carryforwards                              1,479,000      2,040,000
      Other, net                                      46,000        450,000
                                                  ----------     ----------
                                                   2,191,000      3,250,000
      Valuation allowance                         (2,191,000)    (3,250,000)
                                                  ----------     ----------
                                                  $    -         $    -
                                                  ==========     ==========

As of December 31, 1996, the Company had a net operating loss carryforward for federal tax purposes of approximately $6,000,000.

6.    Credit Facility

In October 1996, the Company established a credit facility with a finance company consisting of a two year line of credit and a two year equipment term loan. The facility provides for a maximum borrowing of $4,000,000 based on 80 percent of the Company's eligible accounts receivable and 40 percent of the Company's eligible inventory (capped at $1,000,000). The term loan is capped at $200,000 or 80 percent of the liquidation value of the Company's eligible equipment. The interest rates for the line of credit and term loan are prime plus 2.75 percent and prime plus 3 percent, respectively (11 percent and 11.25 percent at December 31, 1996, respectively). As of December 31, 1996, there was $1,736,000 and $97,000 outstanding under the line of credit and the term loan, respectively (see Note 7).

7.    Long-Term Debt

Long-term debt consists of the following at December 31, 1995 and 1996:

                                                          1995          1996
                                                      -----------   -----------
Notes payable to a bank, secured by the
  Company's assets, bearing interest at
  a rate of prime plus 1 percent (9.5 percent at
  December 31, 1995), paid in full in 1996            $   394,000   $      --
Long-term line of credit with a finance company,
  secured by eligible accounts receivable and
  inventory, bearing interest at a rate of
  11 percent, due in October 1998 (see Note 6)               --       1,736,000
Equipment term-loan with a finance company, secured
  by eligible equipment, bearing interest at a rate
  of 11.25 percent, due in October 1998 (see Note 6)         --          97,000
Loan payable to facility landlord, secured by
  certain leasehold improvements, bearing interest
  at a rate of 9.97 percent, principal and interest
  payable in monthly installments of approximately
  $2,000 through May 2003                                 129,000       117,000
Capital lease (see Note 11)                                12,000         5,000
                                                      -----------   -----------
                                                          535,000     1,955,000
Less--Current portion                                    (412,000)      (19,000)
                                                      -----------   -----------
                                                      $   123,000   $ 1,936,000
                                                      ===========   ===========

The following summarizes, by year, the required principal debt payments as of December 31, 1996:

      Year ending December 31,
            1997                                        $   19,000
            1998                                         1,848,000
            1999                                            17,000
            2000                                            18,000
            2001                                            20,000
            Thereafter                                      33,000
                                                        ----------
                                                        $1,955,000
                                                        ==========

8.    Notes Payable to Stockholders

Notes payable to stockholders consists of the following at December 31, 1995 and 1996:

                                                          1995           1996
                                                        ---------     ---------
Unsecured note payable to current chairman
  of the board, converted to 107,000 shares
  of common stock in 1996 (see Notes 12 and 13)         $ 147,000     $    --
Unsecured note payable to current chairman
  of the board, subordinate to the long-term
  bank credit facility, bearing interest at a
  rate of 9 percent (see Note 12)                            --          78,000
Unsecured note payable to former chief
  executive officer and chairman of the
  board, eliminated in 1996 pursuant to a
  Settlement Memorandum signed in connection
  a lawsuit (see Note 4)                                   92,000          --
Unsecured note payable to a director of the
  Company, bearing interest at a rate of
  9 percent, principal due August 1997,
  (see Note 12)                                           200,000       100,000
                                                        ---------     ---------
                                                          439,000       178,000
Less--Current portion                                    (239,000)     (100,000)
                                                        ---------     ---------
                                                        $ 200,000     $  78,000
                                                        =========     =========

9.    Subordinated Convertible Notes

During 1996, the Company raised capital through the placement of three different series of Subordinated Convertible Notes bearing interest at rates of 7, 8 and 12 percent, respectively. Each series is convertible into common stock commencing 90 days after issuance at discounted conversion prices based on 80, 75 and 75 percent of the average bid price for the five trading days preceding conversion, for the 7, 8 and 12 percent notes, respectively. For the 7 and 8 percent notes, the conversion price per share is limited to a maximum of $2.875 and $2.00 per share, respectively. In addition to the 25 percent discount on conversion for the 12 percent notes, for such notes, there is an additional 10 percent stock issuance, at no cost, for each conversion.

The terms associated with each series and the related amounts raised and converted are as follows:

                                                    Outstanding     Converted
                            Raised     Converted       As Of      Subsequent To
                            During       During     December 31,   December 31,
                             1996         1996          1996           1996
                          ----------    --------     ----------     ----------
Seven percent notes,
  due March 31, 2001:
      Amount              $1,250,000    $ 67,000     $1,183,000     $  250,000
      Shares                              32,000                       308,000

Eight percent notes,
  due October 31, 1998:
      Amount              $  600,000    $110,000     $  490,000     $  490,000
      Shares                             127,000                       640,000

Twelve percent notes,
  due November 27, 1997:
      Amount              $2,100,000    $520,000     $1,580,000     $  925,000
      Shares                             317,000                     1,310,000

Total:
      Amount              $3,950,000    $697,000     $3,253,000     $1,665,000
                          ==========    ========     ==========     ==========
      Shares                             476,000                     2,258,000
                                        ========                    ==========

In accordance with generally accepted accounting principles, the fixed discount on the conversion feature of the above notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible (90 days). In addition, the 10 percent stock bonus upon conversion of the 12 percent debt is also deemed to be interest. In connection with the issuance of the above notes, in the fourth quarter of 1996, the Company recorded interest expense in the accompanying statements of operations for the year ended December 31, 1996 as follows:

                  7 percent notes                       $  313,000
                  8 percent notes                          200,000
                  12 percent notes                         910,000
                                                        ----------
                                                        $1,423,000
                                                        ==========

10.   Sales of Common Stock

During 1996, the Company raised $1,637,000 through the issuance, sale and conversion of 1,764,000 shares of common stock and warrants as follows:

                                                                       Net
                                                       Shares        Proceeds
                                                      ---------     ----------
            Regulation S (February 1996)                660,000     $  373,000
            Regulation S (October 1996)                 329,000        489,000
                                                      ---------     ----------
                                                        989,000        862,000
                                                      ---------     ----------

            Private Placement - Sold (April 1996)       575,000        575,000
            Private Placement - Conversion of
              Notes Payable to Shareholders
              (April 1996)(see Note 12)                 200,000        200,000
                                                      ---------     ----------
                                                        775,000        775,000
                                                      ---------     ----------
                                                      1,764,000     $1,637,000
                                                      =========     ==========

In connection with the private placement, each investor received one common stock warrant for each common share purchased (see Note 13).

11.   Commitments and Contingencies

The Company leases its office space, manufacturing facility, showroom and certain property and equipment under long-term operating leases expiring at various dates through 2003. Total rent expense under these operating leases was approximately $355,000 in 1995 and $372,000 in 1996.

Included in property and equipment is approximately $20,000 of equipment which is leased under a noncancellable lease accounted for as a capital lease which expires October 1997 (see Note 7).

Total minimum lease payments under the above leases are as follows:

                                   Capital        Operating
                                    Lease           Leases         Total
                                   -------        ----------     ----------
      Year ending December 31,
            1997                   $ 6,000        $  439,000     $  445,000
            1998                     -               396,000        396,000
            1999                     -               312,000        312,000
            2000                     -               294,000        294,000
            2001                     -               288,000        288,000
            Thereafter               -               491,000        491,000
                                   -------        ----------     ----------
                                     6,000        $2,220,000     $2,226,000
                                                  ==========     ==========
      Less--Amount representing
        interest (12.5 percent)     (1,000)
                                   -------
      Present value of minimum
        lease payments               5,000
      Less--Current portion         (5,000)
                                   -------
                                   $ -
                                   =======

The Company has commitments under two royalty agreements. The first agreement requires the Company to pay an individual five percent of net sales generated by a product line designed by that individual. The second agreement requires the Company to pay an individual $5,000 per month for the use of technology designed by such individual. This agreement is scheduled to cease at the close of March 1997. Total royalty expense was approximately $131,000 in 1995 and $108,000 in 1996.

The Company is a defendant in various lawsuits arising out of the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on the Company's financial position or results of operations.

The Company has employment agreements with certain executive officers that, in addition to customary benefit and severance provisions, guarantee lump sum payments after a change in control of the Company, if certain events occur. Compensation which might be payable under these agreements has not been accrued as no such change in control has occurred.

12.   Related-Party Transactions

The Company sells lighting products to a company owned in part by a stockholder. The Company had sales to this affiliated company of approximately $97,000 in 1995 and $16,000 in 1996. At December 31, 1995 there was $6,000 due from this affiliate.

The Company has notes receivable from two of its officers (see Note 2).

The Company has notes payable with stockholders and a director (see Note 8).

The Company granted stock warrants to stockholders (see Note 13).

In 1996, the Company converted a $147,000 note payable to stockholder into 107,000 shares of common stock (see Note 8).

In 1996, in connection with a private placement of common stock, the Company converted $200,000 of notes payable to stockholders into 200,000 shares of common stock (see Notes 8 and 10).

13.   Stock Option Plan and Warrants

The Company has four Stock Option Plans under which the Company is authorized to issue incentive and non-qualified stock options to its directors, officers, key employees and consultants totaling up to 760,000 shares of common stock. At December 31, 1996, 740,000 shares are available for future grant under these plans. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire ten years after the date of grant. Options granted under these plans are fully vested immediately upon issuance.

The Company has also granted to non-employees options under no specific plan. All such options were granted prior to 1995 and were canceled in 1996.

The Company has granted warrants to stockholders, directors, officers, consultants, underwriters and a finance company in connection with various transaction including issuance of debt, extension of debt, private placement of common shares, consulting services and the initial public offering of common shares. All warrants are granted at exercise prices not less than the fair market value on the date of grant and expire from two to five years after the date of grant. Warrants are fully exerciseable immediately upon grant.

In 1996 , the Company adopted SFAS 123. Therefore, the following information is presented in accordance with the provisions of SFAS 123.

A summary of the Company's Stock Option Plans and changes in outstanding options for the years ended December 31, 1995 and 1996 follows:

                                     1995                         1996
                           ------------------------      -----------------------
                                          Weighted                     Weighted
                             Shares        Average        Shares        Average
                              Under       Exercise         Under        Exercise
                             Option         Price         Option         Price
                           ----------    ----------      ---------    ----------
OPTIONS OUTSTANDING,
  beginning of year          108,000       $4.75            20,000       $4.75

  Canceled                   (88,000)       4.75             -              -
                             -------                        ------

OPTIONS OUTSTANDING,
  end of year                 20,000       $4.75            20,000       $4.75
                             =======                        ======

As of December 31, 1996, all outstanding options have a remaining life of approximately 7 years and 20,000 are currently exerciseable.

A summary of the Company's outstanding warrants and activity for the years ended December 31, 1995 and 1996 follows:

                                     1995                         1996
                           ------------------------      -----------------------
                                          Weighted                     Weighted
                             Shares        Average        Shares        Average
                              Under       Exercise         Under        Exercise
                             Warrant        Price         Warrant        Price
                           ----------    ----------      ---------    ----------
WARRANTS OUTSTANDING,
  beginning of year          160,000         $7.25         345,000       $4.30

  Granted                    185,000          1.75       1,125,000        1.97

  Canceled                     -               -          (160,000)       7.25
                             -------                     ---------

WARRANTS OUTSTANDING,
  end of year                345,000         $4.30       1,310,000       $1.94
                             =======                     =========

Warrants exerciseable
  at end of year             345,000         $4.30       1,310,000       $1.94
                             =======                     =========

Weighted average fair
  value of warrants
  granted during the                  $1.34                         $1.32
  year                                =======                       =======


The following table summarizes information about the warrants outstanding at December 31, 1996:

                          Number          Weighted Average          Number
     Range of         Outstanding at          Remaining         Exercisable at
  Exercise Prices    December 31, 1996    Contractual Life     December 31, 1996
  ---------------    -----------------    ----------------     -----------------

     $1.50                60,000              4.1 years              60,000
     $1.75               395,000              4.0 years             395,000
     $2.00               805,000              4.3 years              805,000
     $3.00                50,000              4.7 years              50,000
                       ---------                                  ---------
                       1,310,000                                  1,310,000
                       =========                                  =========

As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations. However, under the provisions of SFAS 123, options (and other equity instruments) granted to non-employees are excluded from the pro forma disclosure requirements and must be recorded as compensation expense at fair value in the accompanying statements of operations.

During the year ended December 31, 1996, the fair value of warrants granted to consultants, which was charged to compensation expense in the accompanying statements of operations, was $177,000.

During the year ended December 31, 1996, the fair value of warrants granted in connection with the issuance of debt was $39,000, $34,000 of which is recorded as prepaid interest in the accompanying balance sheets and $5,000 of which is recorded as interest expense - bank financing in the accompanying statements of operations.

Had the Company applied the fair value based method of accounting, which is not required, to all grants of options and warrants, under SFAS 123, the Company would have recorded additional expense of $248,000 in 1995. This would have increased the net loss to the pro forma amount of $3,852,000 and loss per common share to the pro forma amount of $(.95) in 1995. In 1996, no pro forma disclosures for fair values are required because all computed amounts have been recorded directly to the accompanying balance sheets and statements of operations. These recorded and pro forma amounts were determined by estimating the fair value of each option and warrant on its grant date using the Black-Scholes option-pricing model. Assumptions of 5.28 to 6.38 percent for risk free interest rate, 2 to 5 years for expected life, 78.53 to 92.16 percent for expected volatility and no expected dividends were applied to all grants for each year presented.

14.   Stock Issued to Officers as Compensation

On November 1, 1995, 400,000 shares of stock were granted to certain officers for services performed and to be performed over a ten-year period. These shares will vest ratably over the same ten year period. The market price of the Company's common stock was $1.625 on the date of grant, giving rise to $650,000 of deferred compensation. For the years ended December 31, 1995 and 1996, the Company has recognized $10,000 and $65,000 of compensation expense, respectively. The remaining unamortized balance is recorded as deferred compensation to be recognized as the stock vests over the next ten years.

15.   Subsequent Events

In January, February and March 1997, various Subordinated Convertible Debtholders of 7, 8 and 12 percent notes converted an additional $1,665,000 of debt into 2,258,000 shares of common stock (see Note 9).

In February 1997, the Company raised $1,000,000 through the placement of 6 percent convertible notes due December 31, 1998. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75 percent of the average bid price for the five trading days preceding conversion. Interest expense associated with the fixed discount on the conversion feature totaled $333,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on the 31st day of March, 1997.

CSL LIGHTING MANUFACTURING, INC.


By: /s/ Sylvan Gerber
---------------------
Sylvan Gerber
Chairman of the Board, and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March, 1997.

Signatures


/s/ Sylvan Gerber                      Chairman of the Board, Chief
-----------------------                Executive Officer
Sylvan Gerber


/s/ Mark Allen                         Acting Principal Accounting
-----------------------                Officer, Chief Operating Officer, Vice
Mark Allen                             President of Finance Director


/s/ Bert Finmark                       Director
-----------------------
Bert Finmark


/s/ Michael Smith                      Director
-----------------------
Michael Smith


/s/ Dhananjay Wadekar                  Director
-----------------------
Dhananjay Wadekar