Form 10KSB/A
period 1996-12-31
CSL LIGHTING MANUFACTURING INC
filed 1997-04-29
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                FORM 10-KSB/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1996


                        Commission File Number 1-12840

                       CSL LIGHTING MANUFACTURING, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                                                                  95-4463033
--------------------------------------------------------------                   ------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

         27615 Avenue Hopkins, Valencia, California                                          91355-3447
         ------------------------------------------                                          ----------
          (Address of principal executive offices)                                           (Zip Code)

         Issuer's telephone number                                                           (805)257-4155
                                                                                            ---------------
         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                               Name of each exchange on which registered
         -------------------                               -----------------------------------------
         Common, par value $.01 per share                                   NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:

                       Common, par value $.01 per share
                               (Title of class)

The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1996 to include the information required by Part III, Items 10, 11 and 12.

                                   ITEM 10
                                   -------

                            EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer, and the other most highly paid executive officers of the Company who earned more than $100,000 during the fiscal year ended December 31, 1996 (the "Named Executive Officers").

Summary Compensation Table

                                                                                         Long Term Compensation
                                                                                     --------------------------------
                                              Annual Compensation                         Awards                Payout
                                                                                --------------------------- ---------------

              (a)                     (b)         (c)         (d)       (e)          (f)          (g)       (h)       (i)

                                     Year                              Other                                           All
                                    Ending                             Annual      Restricted                         Other
                                   December      Annual                Compen        Stock       Options/    LTIP     Compen
Name and Principal Position           31,        Salary      Bonus    -sation       Awards(1)      SARS     Payouts  -sation
--------------------------------- ------------ ----------- ---------- --------- -------------- ---------- --------- --------
Sylvan Gerber                            1996     $98,077        ---       ---        $16,250        ---       ---      ---
    Chief Executive Officer              1995      11,250        ---       ---          2,500        ---       ---      ---
                                         1994      71,666        ---       ---                       ---       ---      ---

Scott Searle                             1996    $299,030        ---       ---        $16,250        ---       ---      ---
     President                           1995      86,500        ---       ---          2,500        ---       ---      ---
                                         1994         ---        ---       ---            ---        ---       ---      ---

Mark Allen                               1996    $180,125        ---       ---        $32,500        ---       ---      ---
      Chief Operating Officer,           1995     112,325        ---       ---          5,000        ---       ---      ---
      Vice President of Finance          1994         ---        ---       ---            ---        ---       ---      ---



----------------------
(1)In November 1995, the Company issued 100,000, 100,000 and 200,000 shares of its common stock pursuant to restricted stock bonus grants to Sylvan Gerber its Chairman and Chief Executive Officer, Scott Searle its President and Mark Allen its Chief Operating Officer, respectively. Such shares vest ratably over a period of ten years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The aggregate value of such restricted stock bonus grants to Mssrs. Gerber, Searle and Allen (calculated by multiplying closing market price of the Company's unrestricted stock on the date of grant by the number of shares awarded) was $162,500, $162,500 and $325,000, respectively.

Employment Agreements

      In August 1995, the Company entered into an employment agreement with Scott Searle, for a term expiring in September 1997, pursuant to which Mr. Searle serves as President of the Company. Mr. Searle's agreement provides for a base salary of $275,000.

      In July 1995, the Company entered into employment agreements with each of Sylvan Gerber and Mark Allen, for terms expiring in October 1998, pursuant to which they serve as Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively. Mr. Gerber's and Mr. Allen's agreements provide for a base salary of $150,000 and for the payment to them upon "change of control" (as defined in the agreements) of an amount equal to the greater of $150,000 or the compensation remaining due to each individual for the balance of the employment term.

      All of the Company's employment agreements contain strict confidentiality provisions and non-competition covenants. Compensation is subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle the individuals to participate in any employee benefit plans, such as group life, health, hospitalization and life insurance offered by The Company. Under each of these agreements, each officer's employment shall terminate upon death or disability of the employee and may be terminated by the Company for "cause," which is defined as, among other things, an act of fraud or embezzlement, material gross misconduct, conviction of a felony involving moral turpitude, breach of the employee's non-competition or confidentiality covenants.

Option Grants in Fiscal Year 1996 and Fiscal Year-End Option Values

      No options were granted or outstanding to any Named Executive Officer under the Option Plans at December 31, 1996.

Directors' Compensation

      The Company pays a fee of $500 per meeting to outside directors as compensation for their services rendered as directors. Each Director is reimbursed by the Company for expenses incurred in attending Director's meetings and meetings of its committees.

                                   ITEM 11

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with except as follows:
Mark Allen, one report regarding one transaction.

      The following table, together with the accompanying footnotes, sets forth information, as of April 25, 1997 regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors, each of the Named Executive Officers and directors and executive officers of the Company as a group:

                                               Number of
                                               Shares              Percent
Name and Address                               Beneficially        of
of Beneficial Owner                            Owned               Ownership
-------------------                            -----               ---------

Sylvan Gerber (1)                             1,511,909             17.9%

Mark Allen (2)                                  244,500              3.0%

Bert Finmark (3)                                275,900              3.3%

Scott Searle                                    100,000              1.2%

Michael Smith (4)                               150,000              1.8%

Dhananjay Wadekar                                0                    --

Directors and Officers as a Group
(6 persons)(5)                                2,282,309              26.2%

------------------------------------------------------------------------------
(1) Includes (i) 206,250 common shares that are subject to a seven year escrow agreement with H.J. Meyers & Co., Inc. (Formerly Thomas James & Associates, Inc.), the underwriter of the Company's initial public offering ("H.J. Meyers"), (ii) an aggregate of 150,000 common shares that Mr. Gerber has gifted in equal amounts to his three adult children, all shares are subject to a ten year voting trusts of which Mr. Gerber is the sole voting trustee, and (iii) 215,000 shares subject to currently exercisable warrants. The address of Mr. Gerber is c/o CSL Lighting Manufacturing, Inc., 27615 Avenue Hopkins, Valencia, California 91355-3493.
(2)   Includes 32,000 shares subject to currently exercisable warrants.
(3)   Includes 170,000 shares subject to currently exercisable warrants.
(4) Includes (i) 75,000 shares subject to currently exercisable warrants including 25,000 held by Mr. Smith as custodian for his minor nieces, and (ii) 25,000 shares held by Mr. Smith as custodian for the same minors. Mr. Smith disclaims beneficial ownership of the securities held for the benefit of such minors.
(5)   Includes 492,000 shares subject to currently exercisable warrants.

                                   ITEM 12

                             CERTAIN TRANSACTIONS

      In August 1995, Bert Finmark, a director of the Company, lent to the Company the sum of $200,000 pursuant to a promissory note due in August 1997, bearing interest at the rate of nine percent per annum. In connection with the loan transaction, the Company issued to Mr. Finmark a warrant to purchase 70,000 Common Shares at $1.75 per share. The warrant provides Mr. Finmark with piggy-back registration rights with respect to the shares underlying the warrant. In March 1996, Mr. Finmark converted $100,000 of such debt into 100,000 shares of Common Stock and received warrants to purchase 100,000 shares of Common Stock at $2.00 per share. The conversion terms were identical to the terms of the Company's private placement financing consummated during the same period.

      In September 1995, Sylvan Gerber, the Chairman and Chief Executive Officer of the Company, extended his loan of $147,000 to the Company for an additional two-year period. This loan is evidenced by a subordinated note (the "Subordinated Note") bearing interest at the rate of nine percent per annum. Payments of interest are payable monthly in arrears with principal due upon maturity. Further, during 1995, Mr. Gerber advanced to the Company $100,000 for working capital purposes, no portion of which was outstanding at December 31, 1995. In November 1995, in consideration for the loan extension and advances, the Company granted Mr. Gerber a warrant to purchase 115,000 shares of the Company's Common Stock at $1.75 per share, exercisable during the five year period following issuance. In addition, the Company granted Mr. Gerber "piggy-back" registration rights with respect to the shares issuable upon exercise of the warrant.

       In March 1996, Sylvan Gerber, converted the Subordinated Note into 106,909 shares of Common Stock (at a conversion price of $1.375 per share which approximated fair market value on such date). In addition, in March 1996, Mr. Gerber converted an additional $100,000 of notes payable from the Company into 100,000 shares of Common Stock and received warrants to purchase 100,000 shares of Common Stock at $2.00 per share. The conversion terms were identical to the terms of the Company's private placement financing consummated during the same period. The Company currently has a note payable to Mr. Gerber in the principal amount of $78,000.

      Mr. Smith, a director of the Company, was one of twelve investors that participated in the Company's March 1996 private placement of Common Stock and Warrants to purchase Common Stock. Mr. Smith acquired, for a $50,000 investment, 50,000 shares of Common Stock and Warrants to purchase 50,000 shares of Common Stock at $2.00 per share.

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                   CSL LIGHTING MANUFACTURING, INC.



                   By:  /s/ Mark Allen
                   --------------------------------------------------------
                            Mark Allen, Vice President and acting Principal Financial and Accounting Officer


Dated:   April  28, 1997