Form 10QSB
period 1997-03-31
CSL LIGHTING MANUFACTURING INC
filed 1997-05-14
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,445,011 shares of common stock, $.01 par value, as of May 13, 1997.

                        CSL LIGHTING MANUFACTURING, INC.

                                      INDEX




PART I. - FINANCIAL INFORMATION                                                 PAGE
                                                                                ----

Item 1.  Financial Statements

           Condensed Balance Sheets at
           March 31, 1997 (Unaudited) and
           December 31, 1996....................................................3 - 4

           Condensed Statements of Operations
           for the three months ended
           March 31, 1996(Unaudited) and
           March 31,1997 (Unaudited)................................................5

           Condensed Statements of Cash Flows
           for the three Months Ended March 31, 1996 (Unaudited)
           and March 31, 1997 (Unaudited)...........................................6

           Notes to Condensed Financial Statements..............................7 - 8

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.......................................................9 - 11

PART II - OTHER INFORMATION........................................................11

SIGNATURES.........................................................................12

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                   DECEMBER 31,  MARCH 31,
                                                       1996        1997
                                                    ----------  ----------
                                                                (Unaudited)
CURRENT ASSETS:

 Cash                                               $    7,000  $  378,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $258,000 at
  March 31, 1997, and
  $381,000 at December 31, 1996                      1,611,000   1,879,000

 Inventories                                         4,172,000   3,811,000

 Other current assets                                1,013,000     938,000
                                                    ----------  ----------
                                                     6,803,000   7,006,000
                                                    ----------  ----------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,372,000 at March 31,
   1997 and $1,262,000 at December 31, 1996          1,517,000   1,598,000
                                                    ----------  ----------

OTHER ASSETS                                           280,000     115,000
                                                    ----------  ----------
                                                    $8,600,000  $8,719,000
                                                    ==========  ==========


The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           DECEMBER 31,    MARCH 31,
                                                             1996           1997
                                                         ------------   ------------
                                                                         (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt                   $     19,000   $     18,000
   Current portion of notes payable
     to stockholders                                          100,000        100,000
   Accounts payable                                         1,347,000        732,000
   Accrued expenses                                           579,000        490,000
                                                         ------------   ------------
                                                            2,045,000      1,340,000
                                                         ------------   ------------
LONG - TERM LIABILITIES:
   Long - term debt, net of current portion                 1,936,000      2,137,000
   Notes payable to stockholders,
    net of current portion                                     78,000         78,000
   Subordinated convertible debt                            3,253,000      1,602,000
   Deferred rent                                              220,000        219,000
                                                         ------------   ------------
                                                            5,487,000      4,036,000
                                                         ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                                 --             --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Outstanding -
    9,920,100 shares at March 31, 1997
    6,269,000 shares at December 31, 1996                      63,000         99,000
   Additional paid-in-capital                              11,722,000     14,338,000
   Less - Shares held in treasury                          (1,218,000)    (1,218,000)
   Deferred compensation                                     (575,000)      (559,000)
   Retained deficit                                        (8,924,000)    (9,317,000)
                                                         ------------   ------------
                                                            1,068,000      3,343,000
                                                         ------------   ------------
                                                         $  8,600,000   $  8,719,000
                                                         ============   ============


The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                         1996           1997
                                                     -----------     -----------

NET SALES                                            $ 3,367,000    $ 3,198,000
COST OF GOODS SOLD                                     1,759,000      1,831,000
                                                     -----------    -----------
                                                       1,608,000      1,367,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               748,000        769,000
   General and administrative                            759,000        746,000
                                                     -----------    -----------
                                                       1,507,000      1,515,000
                                                     -----------    -----------
         Income (loss) from operations                   101,000       (148,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense - financing obligations             (100,000)       (71,000)
   Interest expense - conversion discount
         and additional stock conversion bonus
         for convertible notes                              --         (175,000)
   Other, net                                              3,000           --
                                                     -----------    -----------
                                                         (97,000)      (246,000)
                                                     -----------    -----------
         Income (loss) before provision
                  for income taxes                         4,000       (394,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET INCOME (LOSS)                                    $     3,000    $  (395,000)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
          OF COMMON STOCK OUTSTANDING                  4,844,360      8,525,354
                                                     ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE                   $      0.00    $     (0.05)
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                   1996          1997
                                                              ---------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                     $   3,000   $  (395,000)
        Adjustments to reconcile net income (loss) to
           net cash used in operating activities:
         Deferred compensation                                   16,000        16,000
         Depreciation and amortization                          107,000       153,000
         Provision for doubtful accounts                         15,000      (123,000)
         Interest expense associated with fixed
            conversion discounts and additional stock bonus        --         144,000
         Increase (decrease) in assets:
                 Accounts receivable                            (82,000)     (145,000)
                 Inventories                                   (597,000)      361,000
                 Other                                         (347,000)     (185,000)
         Increase (decrease) in liabilities:
                 Accounts payable                               883,000      (615,000)
                 Accrued expenses                               (33,000)       (2,000)
                 Deferred rent                                    1,000        (1,000)
                                                              ---------   -----------
                 Net cash used in operating activities          (34,000)     (792,000)
                                                              ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments received on notes receivable from employees     70,000          --
        Purchases of property and equipment                     (68,000)      (26,000)
        Other assets                                            (32,000)        1,000
                                                              ---------   -----------
                 Net cash used in investing activities          (30,000)      (25,000)
                                                              ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Additions to long-term borrowings                          --         201,000
        Repayments of long-term debt                            (73,000)         --
        Proceeds from issuance of subordinated debt                --       1,000,000
        Net proceeds from sale of common stock                  436,000          --
        Costs associated with registration statements              --         (13,000)
                                                              ---------   -----------
                 Net cash provided by financing activities      363,000     1,188,000
                                                              ---------   -----------
NET INCREASE IN CASH                                            299,000       371,000
CASH, beginning of period                                       120,000         7,000
                                                              ---------   -----------
CASH, end of period                                           $ 419,000   $   378,000
                                                              =========   ===========


The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contains audited financial information as of December 31, 1996 and 1995. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.       WEIGHTED AVERAGE NUMBER OF SHARES

The weighted average number of shares of common stock outstanding as of March 31, 1997 was 8,525,354. Net loss per share is based upon the weighted average number of shares outstanding during the period. Outstanding stock options and warrants were not included in the weighted average computation because they were anti - dilutive.


3.       INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1996 and March 31, 1997:

                                 December 31,      March 31,
                                 ------------      ---------
                                    1996              1997
                                    ----              ----

     Raw Material                $   749,000      $   907,000
     Finished Goods                3,423,000        2,904,000
                                  ----------      -----------
                                 $ 4,172,000      $ 3,811,000
                                 ===========      ===========

4.       INCOME TAXES

Upon conversion from a California Limited Partnership to a "C" corporation in 1994, the Company adopted FASB Statement No. 109, Accounting for Income Taxes, as required by the Financial Accounting Standards Board. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry-forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's operating history, and inception to date accumulated deficit, all of the Company's deferred tax assets are offset by a valuation allowance.

The current provision for income taxes for the three months ended March 31, 1996 and 1997 consists of minimum state tax.

5.       STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1996 and 1997 are as follows:

                                       March 31,     March 31,
                                       ---------     ---------
                                         1996          1997
                                         ----          ----

       Interest paid                   $100,000       $67,000
                                       ========        ======
       Income taxes paid               $  1,000        $1,000
                                       ========        ======

The Company incurred the following non cash transactions during the three months ended March 31, 1997:

         Write off of subordinated debt accrued interest canceled in connection with the conversion of subordinated debt to common stock of $86,000.

         Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $217,000.

         Reclassification of other long term asset costs to property, plant and equipment of $164,000.

         The Company converted $2,651,000 of subordinated debt to common stock during the first quarter of 1997.


6.       CONVERTIBLE DEBT

In February 1997, the Company raised $1,000,000 through the placement of six percent convertible notes due December 31, 1998. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75 percent of the average bid price for the five trading days preceding conversion. There is an additional 10 percent stock issuance, at no cost for each conversion. In accordance with generally accepted accounting principles the fixed discount on the conversion feature of this note is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible (90 days). In addition, the 10% stock bonus upon conversion of this convertible note is also deemed to be interest. Interest expense associated with the fixed discount and additional stock issuance recorded during the first quarter of 1997 was $144,000. During the second quarter of 1997, the Company will record the remaining interest expense of $289,000.

7.       CHANGES IN EQUITY

During the first quarter of 1997 the Company converted $2,651,000 of subordinated debt to 3,651,116 shares of common stock.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

         Certain statements made in this 10QSB are "forward looking - statements (within the meaning of the Private Securities Litigation Reform Act of 1996) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview:

         The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a world-wide basis. In furtherance of this strategy the Company expanded its operations to include a presence in Asia, Southeast Asia, Europe and Africa. The Company has entered into a number of joint venture and cooperative agreements in Europe, Asia and Africa. In 1997, the Company began to realize the benefits of its overseas investment through the signing of a distribution agreement with Eng Chai Electric Company, in Singapore and the receipt of a $1,000,000 opening order to supply the Eng Chai Electric Company's initial inventory needs.

         The Company is developing these types of distribution relations in other parts of the world and plans to formalize several more relationships during 1997.

Sales

         Sales decreased by $169,000 or 5.0% from $3,367,000 for the three months ended March 31, 1996 to $3,198,000 for the three months ended March 31, 1997. The decrease in sales is attributable to the Company's focusing on the release of its new product lines, the discontinuance of its older lines, reduction of its product price, and management's focus on development of its foreign operations.

Gross Profit

         Gross profit decreased by $241,000 or 15.0% from $1,608,000 for the three months ended March 31, 1996, to $1,367,000 for the three months ended March 31, 1997. Gross profit as a percentage of net sales was 47.8% for the three months ended March 31, 1996 and 42.7% for the three months ended March 31, 1997. The gross profit dollar decrease was due to a drop in sales from the previous period. The decrease in margin as a percentage of sales was attributable to the Company's fixed overhead not being absorbed by the decrease in sales and a reduction in the Company's sales price for certain of its products.

Selling Expense

         Selling expense as a percentage of net sales for the three months ended March 31, 1996 and 1997 were 22.2% and 24.0%, respectively. For the three months ended March 31, 1996 and 1997, selling expense was $748,000 and $769,000, respectively. The increase in selling expense during the comparable three month period was primarily attributable to the Company's foreign operations in Singapore, China and Morocco. For the three months ended March 31, 1997, the Company expended approximately $110,000 on its foreign offices. Domestic selling expense as percentage of sales was approximately 20.6% for the three months ended March 31, 1997 as compared to 22.2% for the three months ended March 31, 1996. The decrease in domestic sales expenses is attributable to a reduction in the Company's sales staff and royalties paid.

General and Administrative Expenses

         General and administrative expenses as a percentage of net sales for the three months ended March 31, 1996 and 1997 were 22.5% and 23.3%, respectively. For the three months ended March 31, 1996 and 1997, general and administrative expenses were $759,000 and $746,000, respectively.

         The increase in general and administrative expenses as a percentage of net sales were attributable to increased amortization from debt issuance costs and capitalized loan fees, legal and public relation fees. The dollar decrease in general and administrative expenses was primarily attributable to a decrease in salaries and accounting related fees offset by increased amortization of debt issuance costs and capitalized loan fees.

Other Income and Expense

         Other income and expense as a percentage of net sales for the three months ended March 31, 1996 and 1997 were 2.9% and 7.7%, respectively. The increase in other income and expense from $97,000 for the three months ended March 31, 1996 to $246,000 for the three months ended March 31, 1996 was due to increases in interest expense from the issuance of subordinated debt. The increase in interest expense for the three months ended March 31, 1997 was due to the issuance of 6% subordinated debt convertible into common stock at a 25% discount. In accordance with generally accepted accounting principles, the Company is required to account for the discount conversion feature of this subordinated debt as interest expense. Accordingly, the Company recognized $144,000 in interest expense during the first quarter of 1997 related to this discount conversion feature (See Note 6 of Notes to Condensed Financial Statements).

Provision for Income Taxes

         The provision for income taxes as of March 31, 1996 and 1997, reflects the minimum state tax due for each fiscal year.

Liquidity and Capital Resources

         During the first quarter of 1997 the Company utilized cash from operations and proceeds from its 6% convertible subordinated debt offering to fund operations and reduce trade accounts payable.

         The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1997. However, there can be no assurance that the Company will generate sufficient cash flows, the failure of which would have a material effect on the Company's operations and financial position. If future losses are incurred the Company will be required to raise additional funding to support the Company's operations. The failure to consummate such financing will have a material effect on the Company's business.

         The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

         Not Applicable

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                   CSL LIGHTING MANUFACTURING, INC.



                                         By: /s/ Sylvan Gerber
                                             ----------------------
                                             Sylvan Gerber,
                                             Chairman of the Board
                                             Chief Executive Officer





                                         By: /s/ Mark Allen
                                             ----------------------
                                             Mark Allen,
                                             Chief Operating Officer
                                             Acting Principal Accounting
                                             Officer, Director



         Dated:  May 13, 1997