Form 10QSB
period 1997-06-30
CSL LIGHTING MANUFACTURING INC
filed 1997-08-14
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,076,029 shares of common stock, $.01 par value, as of August 11, 1997.

                        CSL LIGHTING MANUFACTURING, INC.

                                      INDEX

PART I. - FINANCIAL INFORMATION                                          PAGE
                                                                         ----
Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 31, 1996 and
         June 30, 1997 (Unaudited).......................................3 - 4

         Condensed Statements of Operations
         for the six months ended
         June 30, 1996 (Unaudited) and
         June 30, 1997 (Unaudited)...........................................5

         Condensed Statements of Operations
         for the three months ended
         June 30, 1996 (Unaudited) and
         June 30, 1997 (Unaudited)...........................................6

         Condensed Statements of Cash Flows
         for the six months ended June 30, 1996 (Unaudited)
         and June 30, 1997 (Unaudited).......................................7

         Notes to Condensed Financial Statements.........................8 - 9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.................................................10 - 13

SIGNATURES..................................................................14

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                        DECEMBER 31,   JUNE 30,
                                                           1996          1997
                                                        ----------    ----------
                                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                   $    7,000    $       --
 Accounts receivable, net of
  allowance for doubtful
  accounts of $381,000 at
  December 31,1996 and
  $183,000 at June 30, 1997                              1,611,000     2,033,000
 Inventories                                             4,172,000     4,219,000
 Other current assets                                    1,013,000       934,000
                                                        ----------    ----------
                                                         6,803,000     7,186,000
                                                        ----------    ----------
PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,262,000 at December 31,
   1997 and $1,477,000 at June 30, 1997                  1,517,000     1,554,000
                                                        ----------    ----------
OTHER ASSETS                                               280,000       112,000
                                                        ----------    ----------
                                                        $8,600,000    $8,852,000
                                                        ==========    ==========


The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,      JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $     19,000    $     14,000
   Current portion of notes payable
     to stockholders                                    100,000         100,000
   Accounts payable                                   1,347,000       1,211,000
   Accrued expenses                                     579,000         574,000
                                                   ------------    ------------
                                                      2,045,000       1,899,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion          1,936,000       2,156,000
    Notes payable to stockholders,
     net of current portion                              78,000          78,000
    Subordinated convertible debt                     3,253,000       1,422,000
    Deferred rent                                       220,000         216,000
                                                   ------------    ------------
                                                      5,487,000       3,872,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Outstanding -
     6,269,000 shares at December 31, 1996
     10,320,000 shares at June 30, 1997
    Issued -
     6,784,000 shares at December 31, 1996
     9,805,000 shares at June 30, 1997                   63,000         103,000
   Additional paid-in-capital                        11,722,000      14,806,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (575,000)       (542,000)
   Retained deficit                                  (8,924,000)    (10,068,000)
                                                   ------------    ------------
                                                      1,068,000       3,081,000
                                                   ------------    ------------
                                                   $  8,600,000    $  8,852,000
                                                   ============    ============

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                             1996          1997
                                                          -----------   -----------
NET SALES                                                 $ 6,446,000   $ 6,461,000
COST OF GOODS SOLD                                          3,073,000     3,806,000
                                                          -----------   -----------
                                                            3,373,000     2,655,000
                                                          -----------   -----------
OPERATING EXPENSES:
   Selling                                                  1,624,000     1,617,000
   General and administrative                               1,889,000     1,526,000
                                                          -----------   -----------
                                                            3,513,000     3,143,000
                                                          -----------   -----------
         Loss from operations                                (140,000)     (488,000)
                                                          -----------   -----------
OTHER INCOME (EXPENSE):
   Interest income                                              4,000         1,000
   Interest expense - financing obligations                  (203,000)     (148,000)
   Interest expense - conversion discount, interest
         and additional stock conversion bonus
         for convertible notes                                     --      (508,000)
   Gain from legal settlement                               1,137,000            --
   Loss on licensing agreement                               (157,000)           --
   Other, net                                                  10,000            --
                                                          -----------   -----------
                                                              791,000      (655,000)
                                                          -----------   -----------
         Income (loss) before provision for income taxes      651,000    (1,143,000)

PROVISION FOR INCOME TAXES                                     20,000         1,000
                                                          -----------   -----------
NET INCOME (LOSS)                                         $   631,000   $(1,144,000)
                                                          ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
          AND COMMON EQUIVALENT SHARES
          OUTSTANDING:
                  Primary                                   5,358,000     9,249,000
                                                          ===========   ===========
                  Fully Diluted                             5,561,000            --
                                                          ===========   ===========
EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE:
                  Primary                                 $      0.12   $     (0.12)
                                                          ===========   ===========
                  Fully Diluted                           $      0.11            --
                                                          ===========   ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                             1996           1997
                                                          -----------   ------------
NET SALES                                                 $ 3,079,000   $  3,263,000
COST OF GOODS SOLD                                          1,314,000      1,975,000
                                                          -----------   ------------
                                                            1,765,000      1,288,000
                                                          -----------   ------------
OPERATING EXPENSES:
   Selling                                                    876,000        848,000
   General and administrative                               1,130,000        780,000
                                                          -----------   ------------
                                                            2,006,000      1,628,000
                                                          -----------   ------------
         Loss from operations                                (241,000)      (340,000)
                                                          -----------   ------------
OTHER INCOME (EXPENSE):
   Interest income                                              1,000          1,000
   Interest expense - financing obligations                  (103,000)       (77,000)
   Interest expense - conversion discount, interest
         and additional stock conversion bonus
         for convertible notes                                              (333,000)
   Gain from legal settlement                               1,137,000             --
   Loss on licensing agreement                               (157,000)            --
   Other, net                                                  10,000             --
                                                          -----------   ------------
                                                              888,000       (409,000)
                                                          -----------   ------------
         Income (loss) before provision for income taxes      647,000       (749,000)

PROVISION FOR INCOME TAXES                                     20,000             --
                                                          -----------   ------------
NET INCOME (LOSS)                                         $   627,000   $   (749,000)
                                                          ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON
          AND COMMON EQUIVALENT SHARES
          OUTSTANDING:
                  Primary                                   6,029,000     10,053,000
                                                          ===========   ============
                  Fully Diluted                             6,131,000             --
                                                          ===========   ============
EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE:
                  Primary                                 $      0.10   $      (0.07)
                                                          ===========   ============
                  Fully Diluted                           $      0.10             --
                                                          ===========   ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                      1996           1997
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                          $   631,000   $(1,144,000)
        Adjustments to reconcile net income to
           net cash used in operating activities:
         Deferred compensation                                          33,000        33,000
         Depreciation and amortization                                 218,000       310,000
         Provision for doubtful accounts                               264,000      (199,000)
         Interest expense associated with fixed
            conversion discounts and additional stock bonus                 --       433,000
         Gain on legal settlement                                   (1,137,000)           --
         Loss on licensing agreement                                   157,000            --
         Loss on disposal of fixed assets                                5,000            --
         Decrease (increase) in assets:
                 Accounts receivable                                   213,000      (223,000)
                 Inventories                                        (1,377,000)      (47,000)
                 Other                                                (355,000)     (281,000)
         Increase (decrease) in liabilities:
                 Accounts payable                                      871,000      (136,000)
                 Accrued expenses                                       60,000       132,000
                 Deferred rent                                           2,000        (4,000)
                                                                   -----------   -----------
                 Net cash used in operating activities                (415,000)   (1,126,000)
                                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments received on notes receivable from employees            70,000            --
        Purchases of property and equipment                           (180,000)      (87,000)
        Other assets                                                  (259,000)        4,000
                                                                   -----------   -----------
                 Net cash used in investing activities                (369,000)      (83,000)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Additions to long-term borrowings                                   --       220,000
        Repayments of short-term borrowings                           (345,000)           --
        Proceeds from the sale of subordinated convertible debt      2,095,000     1,000,000
        Repayments of long-term debt                                  (139,000)       (5,000)
        Net proceeds from sale of common stock                         861,000            --
        Additional costs associated with the sale of common stock           --       (13,000)
                                                                   -----------   -----------
                 Net cash provided by financing activities           2,472,000     1,202,000
                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                      1,688,000        (7,000)
CASH, beginning of period                                              120,000         7,000
                                                                   -----------   -----------
CASH, end of period                                                $ 1,808,000   $        --
                                                                   ===========   ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contain audited financial information as of December 31, 1996 and 1995. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2. WEIGHTED AVERAGE NUMBER OF SHARES

The weighted average number of shares of common stock outstanding as of June 30, 1997 was 9,249,000. Net loss per share are based upon the weighted average number of shares outstanding during the period. Outstanding stock options and warrants were not included in the weighted average computation because they were anti-dilutive.

3. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1996 and June 30, 1997:

                                            December 31,        June 30,
                                                1996              1997
                                            -----------        -----------
                      Raw Material          $   749,000        $   895,000
                      Finished Goods          3,423,000          3,324,000
                                            -----------        -----------
                                            $ 4,172,000        $ 4,219,000
                                            ===========        ===========

4. INCOME TAXES

Under FASB Statement No. 109, Accounting for Income Taxes, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry-forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's operating history, and inception to date accumulated deficit, all of the Company's deferred tax assets are offset by a valuation allowance.

The current provision for income taxes for the three and six months ended June 30, 1997 consist of the minimum state tax.

5. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at June 30, 1996 and 1997 are as follows:

                                                 June 30,      June 30,
                                                   1996          1997
                                                ---------      --------
                      Interest paid             $ 203,000      $138,000
                                                =========      ========
                      Income taxes paid         $   1,000      $  1,000
                                                =========      ========

The Company incurred the following non cash transactions for the six months ended June 30, 1997:

         Write off of subordinated debt accrued interest canceled in connection with the conversion of subordinated debt to common stock of $137,000;

         Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $264,000;

         Reclassification of other long term asset costs to property, plant and equipment of $164,000;

         The Company converted $2,831,000 of subordinated debt to common stock during the first half of 1997.

6. SUBORDINATED DEBT

In February 1997, the Company raised $1,000,000 through the placement of 6 percent convertible debt notes due December 31, 1998. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75 percent of the average bid price for the five trading days preceding conversion. There is an additional 10 percent stock issuance, at no cost for each conversion. In accordance with generally accepted accounting principles the fixed discount on the conversion feature of this note is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible (90 days). In addition, the 10% stock bonus upon conversion of this subordinated debt is also deemed to be interest. Interest expense associated with the fixed discount and additional stock issuance recorded during the second quarter of 1997 was $289,000. During the first half of 1997 the Company recorded $433,000 of interest expense relating to this transaction.

7. CHANGES IN EQUITY

During the first half of 1997 the Company converted $2,831,000 of subordinated debt to 4,050,000 shares of common stock.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Certain statements made in this form 10 - QSB are "forward looking - statements (within the meaning of the Private Securities Litigation Reform Act of 1996) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview:

The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a world-wide basis. In furtherance of this strategy the Company expanded its operations to include a presence in Asia, Southeast Asia, Europe and Africa. The Company has entered into a number of joint venture and cooperative agreements in Europe, Asia, Africa, Middle East and the United States. In the first half of 1997, the Company began to realize the benefits of its overseas investment through the signing of distribution agreements in Singapore, Shanghai and The Sulante of Oman. These distribution agreements have provided commitments for approximately $1,600,000 of the Company's product in fiscal 1997.

The Company is pursuing the development of these types of distribution relations in other parts of the world, including Saudi Arabia, Philippines, Indonesia and Malaysia, and plans to formalize several more relationships during 1997.

Sales

Sales increased by $15,000 or .2% from $6,446,000 for the six months ended June 30, 1996, to $6,461,000 for the six months ended June 30, 1997, and sales increased by $184,000 or 6.0% from $3,079,000 for the three months ended June 30, 1996, to $3,263,000 for the three months ended June 30, 1997. The increase in sales for the three months ended June 30, 1997 over the three months ended June 30, 1996 is attributable to the Company's foreign sales in Asia. The decrease in overall domestic sales for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is attributable to the Company focusing on the release of its new product lines, the discontinuing of its older lines, reduction of its product price, and management's focus on development of its foreign operations.

Gross Profit

Gross profit decreased by $718,000 or 21.3% from $3,373,000 for the six months ended June 30, 1996, to $2,655,000 for the six months ended June 30, 1997. Gross profit decreased by $477,000 or 27.0% from $1,765,000 for the three months ended June 30, 1996, to $1,288,000 for the three months ended June 30, 1997. Gross profit as a percentage of net sales decreased 11.2% from 52.3% for the six months ended June 30, 1996, to 41.1% for the six months ended June 30, 1997. Gross profit as a percentage of net sales decreased 17.8% from 57.3% for the three months ended June 30, 1996, to 39.5% for the three months ended June 30, 1997. The decrease in margin as a percentage of sales is attributable to the Company's fixed overhead not being absorbed by its sales. However, gross profit margins for the three and six months ended June 30, 1997 are consistent with the Company's 1996 annual gross margin of 41.5%.

Selling Expense

Selling expenses as a percentage of net sales for the six months ended June 30, 1996 and 1997 were 25.2%, and 25.0%, respectively. Selling expenses as a percentage of net sales for the three months ended June 30, 1996 and 1997 were 28.5% and 26.0%, respectively. For the three and six months ended June 30, 1997, selling expenses were $848,000 and $1,617,000, respectively. For the three and six months ended June 30, 1996, selling expenses were $876,000 and $1,624,000, respectively.

Selling expenses during the six and three month periods ended June 30, 1997 included expenditures for the Company's foreign operations. During the first half of 1996 the Company had yet to establish its foreign operations. For the three and six months ended June, 1997 the Company expended approximately $110,000 and $298,000, respectively, on its foreign offices.

Domestic selling expense as percentage of sales was approximately 22.6% and 20.4% for the three and six months ended June 30, 1997 as compared to 25.2% and 28.5% for the three and six months ended June 30, 1996. The decrease in domestics sales expenses as a percentage of net sales for the three and six months ended June 30, 1997 is attributable to a reduction in the Company's sales staff from the prior periods. In addition, the Company reduced the amount of royalties and commissions paid on its products and reduced its expenditures on tradeshows. Increased expenditures over the prior periods include design and production costs for new catalogs and literature.

General and Administrative Expenses

General and administrative expenses as a percentage of net sales for the six months ended June 30, 1996 and 1997 were 29.3%, and 23.6%, respectively. General and administrative expenses as a percentage of net sales for the three months ended June 30, 1996 and 1997 were 36.7% and 23.9%, respectively. For the six months ended June 30, 1996 and 1997, general and administrative expenses were $1,889,000 and $1,526,000, respectively. For the three months ended June 30, 1996 and 1997, general and administrative expenses were $1,130,000 and $780,000, respectively. The decrease in general and administrative expenses form the prior periods is attributable to reductions in salaries, bad debt expense, and insurance premiums.

Other Income and (Expense)

Other income and expense as a percentage of net sales for the three and six months ended June 30, 1996 and 1997 were 28.8% and (12.5)%, respectively, and 12.3% and (10.1)%, respectively. For the three and six months ended June 30, 1997, other expense, net was $409,000 and $655,000, respectively. For the three and six months ended June 30, 1996, other income, net was $888,000 and $791,000, respectively. The increase in other expense for the three and six month periods ended June 30, 1997 over the comparable periods in 1996 is attributable to the following transactions:

(i) In the first half of 1996 the Company recognized other income of $1,137,000 from a legal settlement with its former Chairman of the Board and CEO. In the first half of 1997 the Company had no significant other income.

(ii) During the first half of 1997 the Company recognized $433,000 of interest expense from the issuance of 6% subordinated debt convertible to common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of this subordinated debt as interest expense (See Note 6 of Notes to Condensed Financial Statements). In addition, during the first half of 1997 the Company recognized $75,000 in interest expense associated with its convertible subordinated debt.

(iii) Offseting the increase in other expense was a reduction in interest expense from the Company's financing obligations. The reduction in interest expense from financing obligations was due to reduced borrowings on the Company's line of credit.

Provision for Income Taxes

The provision for income taxes as of June 30, 1997 reflects the minimum state tax due. The provision for income taxes for the three and six months ended June 30, 1996 consists of amounts due under the alternative minimum tax calculation.

Liquidity and Capital Resources

During the first half of 1997 the Company utilized cash from operations and proceeds from its 6% convertible subordinated debt offering and line of credit to fund operations.

In August 1997, the Company raised an additional $1,100,000 through the issuance of 8% subordinated debt, convertible to common stock at a 25% discount. The net proceeds of this issuance will be used to support the Company's working capital needs. In addition, the Company also believes that it will be able to generate sufficient cash flows to help support its operations through fiscal 1997. If the Company continues to generate losses from operations it may be required to raise additional funding to support its operations. There can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

         Not Applicable

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                  CSL LIGHTING MANUFACTURING, INC.



                                          By:/s/ Sylvan Gerber
                                             --------------------
                                                 Sylvan Gerber,
                                                 Chairman of the Board



                                          By:/s/ Mark Allen
                                             --------------------
                                                 Mark Allen,
                                                 Chief Operating Officer
                                                 Acting Principal Accounting
                                                 Officer, Director

Dated: August 13, 1997