Form 10QSB
period 1997-09-30
CSL LIGHTING MANUFACTURING INC
filed 1997-11-14
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,916,620 shares of common stock, $.01 par value, as of November 12, 1997.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 31, 1996 and
         September 30, 1997 (Unaudited)....................................3 - 4

         Condensed Statements of Operations
         for the nine months ended
         September 30, 1996 (Unaudited) and
         September 30, 1997 (Unaudited)........................................5

         Condensed Statements of Operations
         for the three months ended
         September 30, 1996 (Unaudited) and
         September 30, 1997 (Unaudited)........................................6

         Condensed Statements of Cash Flows
         for the nine months ended September 30, 1996 (Unaudited)
         and September 30, 1997 (Unaudited)....................................7

         Notes to Unaudited Condensed Financial Statements.................8 - 9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations...................................................10 - 13

PART II - OTHER INFORMATION...................................................13

SIGNATURES....................................................................14

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1996          1997
                                                     ------------  -------------
                                                                    (Unaudited)
CURRENT ASSETS:

Cash                                                  $    7,000    $   70,000

Accounts receivable, net of
 allowance for doubtful
 accounts of $381,000 at
 December 31,1996 and
 $196,000 at September 30, 1997                        1,611,000     1,890,000

Inventories                                            4,172,000     4,449,000

Other current assets                                   1,013,000       989,000
                                                      ----------    ----------
                                                       6,803,000     7,398,000
                                                      ----------    ----------
PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,262,000 at December 31,
   1996 and $1,590,000 at September 30, 1997           1,517,000     1,497,000
                                                      ----------    ----------
OTHER ASSETS                                             280,000       110,000
                                                      ----------    ----------
                                                      $8,600,000    $9,005,000
                                                      ==========    ==========

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1996          1997
                                                     ------------  -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Bank overdraft                                  $       --      $     81,000
   Current portion of long - term debt                   19,000           7,000
   Current portion of notes payable
     to stockholders                                    100,000            --
   Accounts payable                                   1,347,000         979,000
   Accrued expenses                                     579,000         474,000
                                                   ------------    ------------
                                                      2,045,000       1,541,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
   Long - term debt, net of current portion           1,936,000       2,155,000
   Notes payable to stockholders,
     net of current portion                              78,000          78,000
   Subordinated convertible debt                      3,253,000       1,876,000
   Deferred rent                                        220,000         211,000
                                                   ------------    ------------
                                                      5,487,000       4,320,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                           --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Outstanding -
     6,269,000 shares at December 31, 1996
     12,671,000 shares at September 30, 1997
   Issued -
     6,784,000 shares at December 31, 1996
     13,186,000 shares at September 30, 1997             63,000         132,000
   Additional paid-in-capital                        11,722,000      15,513,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (575,000)       (526,000)
   Retained deficit                                  (8,924,000)    (10,757,000)
                                                   ------------    ------------
                                                      1,068,000       3,144,000
                                                   ------------    ------------
                                                   $  8,600,000    $  9,005,000
                                                   ============    ============

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                        1996           1997
                                                    ------------   ------------
NET SALES                                           $  9,250,000   $  9,541,000
COST OF GOODS SOLD                                     4,793,000      5,626,000
                                                    ------------   ------------
                                                       4,457,000      3,915,000
                                                    ------------   ------------
OPERATING EXPENSES:
   Selling                                             2,387,000      2,388,000
   General and administrative                          2,788,000      2,481,000
                                                    ------------   ------------
                                                       5,175,000      4,869,000
                                                    ------------   ------------
      Loss from operations                              (718,000)      (954,000)
                                                    ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                                          --            4,000
   Interest expense - financing obligations             (367,000)      (221,000)
   Interest expense - conversion discount,
      interest and additional stock conversion
      bonus for convertible notes                           --         (661,000)
   Gain from legal settlement                          1,137,000           --
   Other, net                                           (149,000)          --
                                                    ------------   ------------
                                                         621,000       (878,000)
                                                    ------------   ------------
      Loss before provision for income taxes             (97,000)    (1,832,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                    ------------   ------------
NET LOSS                                            $    (98,000)  $ (1,833,000)
                                                    ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
      OF COMMON STOCK OUTSTANDING                      5,240,658     10,152,744
                                                    ============   ============
NET LOSS PER COMMON SHARE                           $      (0.02)         (0.18)
                                                    ============   ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                        1996           1997
                                                    ------------   ------------

NET SALES                                           $  2,805,000   $  3,080,000
COST OF GOODS SOLD                                     1,720,000      1,820,000
                                                    ------------   ------------
                                                       1,085,000      1,260,000
                                                    ------------   ------------
OPERATING EXPENSES:
   Selling                                               764,000        771,000
   General and administrative                            899,000        955,000
                                                    ------------   ------------
                                                       1,663,000      1,726,000
                                                    ------------   ------------
       Loss from operations                             (578,000)      (466,000)

OTHER INCOME (EXPENSE):
   Interest income                                          --            3,000
   Interest expense - financing obligations             (168,000)       (73,000)
   Interest expense - conversion discount,
       interest and additional stock conversion
       bonus for convertible notes                          --         (153,000)
   Other, net                                             (1,000)          --
                                                    ------------   ------------
                                                        (169,000)      (223,000)
                                                    ------------   ------------
       Loss before provision for income taxes           (747,000)      (689,000)

PROVISION FOR INCOME TAXES                               (19,000)          --
                                                    ------------   ------------
NET LOSS                                            $   (728,000)  $   (689,000)
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
       OF COMMON STOCK OUTSTANDING                     5,428,081     10,620,508
                                                    ============   ============
NET LOSS PER COMMON SHARE                           $      (0.13)  $      (0.06)
                                                    ============   ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                               1996          1997
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (98,000)  $(1,833,000)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
   Deferred compensation                                        49,000        49,000
   Depreciation and amortization                               413,000       469,000
   Provision for doubtful accounts                             299,000      (185,000)
   Interest expense associated with fixed
      conversion discounts and additional stock bonus             --         556,000
   Gain on legal settlement                                 (1,137,000)         --
   Loss on licensing agreement                                 157,000          --
   Loss on disposal of fixed assets                              5,000          --
   Decrease (increase) in assets:
        Accounts receivable                                    315,000       (94,000)
        Inventories                                         (1,235,000)     (277,000)
        Other                                                 (377,000)     (282,000)
   Increase (decrease) in liabilities:
        Bank overdraft                                            --          81,000
        Accounts payable                                       273,000      (368,000)
        Accrued expenses                                        70,000        77,000
        Deferred rent                                             --          (9,000)
                                                           -----------   -----------
        Net cash used in operating activities               (1,266,000)   (1,816,000)
                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable from employees          70,000          --
  Cash proceeds from the sale of property and equipment         12,000          --
  Purchases of property and equipment                         (324,000)     (137,000)
  Other assets                                                (484,000)       (6,000)
                                                           -----------   -----------
        Net cash used in investing activities                 (726,000)     (143,000)
                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term borrowings                               --         219,000
  Repayments of long-term borrowings                          (730,000)         --
  Proceeds from the sale of subordinated convertible debt    2,600,000     2,100,000
  Repayments of long-term debt                                (214,000)      (12,000)
  Repayments of note payable to stockholder                       --        (100,000)
  Net proceeds from sale of common stock                       924,000          --
  Subordinated debt issuance costs                            (443,000)     (172,000)
  Additional costs associated with the converision
   of subordinated debt to common stock                           --         (13,000)
                                                           -----------   -----------
        Net cash provided by financing activities            2,137,000     2,022,000
                                                           -----------   -----------
NET INCREASE (DECREASE) IN CASH                                145,000        63,000
CASH, beginning of period                                      120,000         7,000
                                                           -----------   -----------
CASH, end of period                                        $   265,000   $    70,000
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

Certain prior year financial information has been reclassified to conform to current year presentation.

2.    WEIGHTED AVERAGE NUMBER OF SHARES

Net loss per share are based upon the weighted average number of shares outstanding during the period. Outstanding stock options and warrants were not included in the weighted average computation because they were anti-dilutive.

3.    INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1996 and September 30, 1997:

                                    December 31,      September 30,
                                    ------------      -------------
                                        1996              1997
                                        ----              ----
            Raw Material            $   749,000        $   934,000
            Finished Goods            3,423,000          3,515,000
                                    -----------        -----------
                                    $ 4,172,000        $ 4,449,000
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

The current provision for income taxes for the three and nine months ended September 30, 1997 consists of the minimum state tax.

5.    STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at September 30, 1996 and 1997 are as follows:

                                            1996         1997
                                            ----         ----

            Interest paid                $ 320,000     $ 206,000
                                         =========     =========
            Income taxes paid            $   1,000     $   1,000
                                         =========     =========

The Company incurred the following non cash transactions for the nine months ended September 30, 1997:

      Write off of subordinated debt accrued interest canceled in connection with the conversion of subordinated debt to common stock of $182,000;

      Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $339,000;

      Reclassification of other long term asset costs to property, plant and equipment of $164,000;

      The Company converted $3,477,000 of subordinated debt to common stock.

6.    SUBORDINATED DEBT

In February 1997, the Company raised $1,000,000 through the placement of 6 percent convertible debt notes due December 31, 1998. The notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75 percent of the average bid price for the five trading days preceding conversion. There is an additional 10% stock issuance, at no cost for each conversion.

Additionally, in August 1997, the Company raised $1,100,000 through the placement of 8 percent convertible debt notes due August 31, 1999. One half of the notes are convertible into common stock commencing 90 days after issuance at a conversion price equal to 75 percent of the average bid price for the five trading days preceding conversion. The remaining debt is convertible into common stock commencing 120 days after issuance at the same conversion price noted above.

In accordance with generally accepted accounting principles, the fixed discount on the conversion feature of these notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible. Further, the additional 10% stock issuance upon conversion of the 6 percent convertible subordinated debt is also deemed to be interest. Interest expense associated with the fixed discount recorded during the third quarter of 1997 was $122,000. During the nine months ended September 30, 1997 the Company recorded $556,000 of fixed discount and additional stock issuance as "non-cash" interest expense relating to this transaction. In the fourth quarter of 1997 the Company will record the remaining fixed discount interest expense of $244,000.

7.    CHANGES IN EQUITY

During the nine months ended September 30, 1997 the Company issued 6,916,620 shares of common stock to satisfy the common shares due from the conversion of $3,477,000 of subordinated debt.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Certain statements made in this form 10 - QSB are "forward looking statements (within the meaning of the Private Securities Litigation Reform Act of 1996) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The Company's strategy is to exploit and expand its existing markets for its product offerings. The Company continues to focus its efforts on maximizing the efficiencies of its manufacturing and distribution network on a worldwide basis. In furtherance of this strategy, the Company has expanded its operations to include a presence in Asia, Southeast Asia, Europe, Africa and the Middle East. The Company has entered into a number of joint venture, cooperative agreements, and distribution agreements in the United States, Europe, Asia, Africa, and the Middle East. In fiscal 1997, the Company began to realize the benefits of its overseas investment through the signing of distribution agreements in Singapore, Shanghai, Philippines, Indonesia and The Sultanate of Oman. These distribution agreements have provided for commitments for approximately $1,700,000 of the Company's product. During the nine months ended September 30, 1997 the Company shipped approximately $650,000 of product related to these commitments.

The Company will continue to pursue the development of these types of distribution relations in other parts of the world.

Going Concern Consideration

The Company has suffered recurring losses from operations and has a retained deficit at September 30, 1997 of $10,757,000 that raises substantial doubt about the Company's ability to continue as a going concern. Management continues to evaluate its operations and has continued to focus the Company's efforts and develop plans to raise additional capital, generate operating income and provide strategic alliances throughout the world, to sustain the Company's operations through 1997. The Company continues to evaluate its product line and refine it to its customer base.

There can be no assurance that the Company will be able to successfully raise additional capital to meet its current operating needs. In addition, there can be no assurance that the Company's products will be successfully marketed in foreign markets or that the Company will be able to produce and distribute products in sufficient quantities or at a sufficient price levels to make its expansion efforts profitable.

Sales

Sales increased by $275,000 or 9.8% from $2,805,000 for the three months ended September 30, 1996, to $3,080,000 for the three months ended September 30, 1997, and sales increased by $291,000 or 3.2% from $9,250,000 for the nine months ended September 30, 1996, to $9,541,000 for the nine months ended September 30, 1997. The increase in sales for the three and nine months ended September 30, 1997 over the three and nine months ended September 30, 1996 is attributable to the Company's foreign sales offices and distribution relationships.

Gross Profit

Gross profit increased by $175,000 or 13.9% from $1,085,000 for the three months ended September 30, 1996, to $1,260,000 for the three months ended September 30, 1997. Gross profit decreased by $542,000 or 12.2% from $4,457,000 for the nine months ended September 30, 1996, to $3,915,000 for the nine months ended September 30, 1997. Gross profit as a percentage of net sales increased 2.2% from 38.7% for the three months ended September 30, 1996, to 40.9% for the three months ended September 30, 1997. Gross profit as a percentage of net sales decreased 7.2% from 48.2% for the nine months ended September 30, 1996, to 41.0% for the nine months ended September 30, 1997. The decrease in margin as a percentage of sales are attributable to the Company's fixed overhead not being absorbed by its sales. However, gross profit margins for the three and nine months ended September 30, 1997 are consistent with the Company's 1996 annual gross margin of 41.5%.

Selling Expense

Selling expenses as a percentage of net sales for the three months ended September 30, 1996 and 1997 were 27.2% and 25.0%, respectively. Selling expenses as a percentage of net sales for the nine months ended September 30, 1996 and 1997 were 25.8%, and 25.0%, respectively. For the three and nine months ended September 30, 1997, selling expenses were $771,000 and $2,388,000, respectively. For the three and nine months ended September 30, 1996, selling expenses were $764,000 and $2,387,000, respectively.

Selling expenses during the nine and three month periods ended September 30, 1997 included expenditures for the Company's foreign operations. The Company's initial expenditure of $132,000 on its foreign operations began in the third quarter of 1996. For the three and nine months ended September 30, 1997 the Company expended approximately $163,000 and $461,000, respectively, on its foreign operations.

Domestic selling expense as percentage of sales was approximately 19.7% and 20.2% for the three and nine months ended September 30, 1997 as compared to 22.5% and 24.4% for the three and nine months ended September 30, 1996. The decrease in domestics sales expenses as a percentage of net sales for the three and nine months ended September 30, 1997 is attributable to a reduction in the Company's sales staff from the prior periods. In addition, the Company reduced the amount of royalties and commissions paid on its products and reduced its expenditures on tradeshows. Increased expenditures over the prior periods include design and production costs for new catalogs and literature.

General and Administrative Expenses

General and administrative expenses as a percentage of net sales for the three months ended September 30, 1996 and 1997 were 32.0% and 31.0%, respectively. General and administrative expenses as a percentage of net sales for the nine months ended September 30, 1996 and 1997 were 30.1% and 26.0%, respectively. For the three months ended September 30, 1996 and 1997, general and administrative expenses were $899,000 and $955,000, respectively. For the nine months ended September 30, 1996 and 1997, general and administrative expenses were $2,788,000 and $2,481,000, respectively. The increase in general and administrative expenses for the three months ended September 30, 1996 and 1997 is attributable to amortization of subordinated debt issuance costs, severance, and legal expenditures. The overall decrease in general and administrative expenses for the nine months ended September 30, 1996 and 1997 is attributable to reductions in employee levels, bad debt expense, insurance premiums, and travel.

Other Income and (Expense)

Other income and expense as a percentage of net sales for the three and nine months ended September 30, 1996 and 1997 were (6.0)% and 6.7%, respectively, and (7.3)% and (9.3)%, respectively. For the three and nine months ended September 30, 1997, other expense, net was $(223,000) and $(878,000), respectively. For the three and nine months ended September 30, 1996, other income and expense, net was $(169,000) and $621,000, respectively. The increase in other expense for the three and nine month periods ended September 30, 1997 over the comparable periods in 1996 is attributable to the following transactions:

(i) In 1996 the Company recognized other income of $1,137,000 from a legal settlement with its former Chairman of the Board and CEO. Through September 30, 1997 the Company had no significant other income.

(ii) During fiscal 1997 the Company recognized $556,000 of interest expense from the issuance of 6% and 8% subordinated debt convertible to common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of this subordinated debt as interest expense (See Note 6 of Notes to Unaudited Condensed Financial Statements). In addition, during the fiscal 1997 the Company recognized $105,000 in interest expense associated with its convertible subordinated debt.

(iii) Offsetting the increase in other expense was a reduction in interest expense from the Company's financing obligations. The reduction in interest expense from financing obligations was due to reduced borrowings on the Company's line of credit.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 1997 and 1996 reflects the minimum state tax due.

Liquidity and Capital Resources

During 1997, the Company used cash from operations of $1,816,000. The net cash used from operations is primarily attributable to the Company's net loss before depreciation, subordinated interest and deferred compensation charges of $945,000. The remaining decrease in cash from operations of $871,000 is primarily attributable to the reduction of trade payables net of accrued expenses of $301,000 and increased inventory purchases to support the Company's sales efforts of approximately $400,000.

During 1997, net cash used in investing activities, of $143,000, consisted primarily of ongoing equipment purchases for both foreign and domestic operations.

During 1997, net cash provided by financing activities, of $2,022,000, consisted primarily of net proceeds of approximately $1,928,000 from the Company's 6% and 8% convertible subordinated debt offerings and funds from its bank line of credit.

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

                                       CSL LIGHTING MANUFACTURING, INC.



                                       By: /s/ Sylvan Gerber
                                           -------------------------------------
                                           Sylvan Gerber,
                                           Chairman of the Board



                                       By: /s/ Mark Allen
                                           -------------------------------------
                                           Mark Allen,
                                           Acting Principal Accounting
                                           Officer

Dated:  November 12, 1997