Form 10KSB
period 1997-12-31
CSL LIGHTING MANUFACTURING INC
filed 1998-03-31
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [No Fee Required]

                   For the Fiscal Year ended December 31, 1997

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   95-4463033
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. employer identification No.)

              27615 Avenue Hopkins, Valencia, California 91355-3447
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number, including Area Code: (805) 257-4155
                                                --------------

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

      Check if there is no disclosure or delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [_]

      For the year ended December 31, 1997, the revenues of the Registrant were $13,160,000.

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and ask price on March 26, 1998, was approximately $1,806,000.

      As of March 26, 1998, the Registrant had a total of 13,564,991 shares of Common Stock outstanding.

                           INCORPORATION BY REFERENCE

      PART III - Portion's of the Registrant's Proxy Statement relating to its 1997 Annual Meeting are incorporated by reference.

                                     PART I

ITEM 1. BUSINESS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

            CSL Lighting Manufacturing, Inc., (d.b.a. Creative Systems Lighting) (the "Company") designs, manufactures and markets mid to high-end lighting fixtures for both commercial and residential applications on a worldwide basis.

            The Company's product offerings consist of four core product categories including recessed down lighting, accent linear lighting systems, surface system coordinates, and task lighting. Approximately 70% of the Company's products use halogen light sources, which are smaller, longer lasting and more energy efficient light sources in comparison to traditional incandescent light sources. The balance of the Company's core product categories primarily use compact fluorescent, incandescent and xenon lamp sources. Of the halogen light sources, approximately 70% use "low voltage", which produce a concentrated, long lasting light, while 30% are "line voltage," which produce a slightly less concentrated but significantly less expensive light source.

            The Company's core products are specified for use in new construction and in the renovation of commercial and residential properties by architects, engineers, interior designers and lighting designers (the "Specification Market"). The Company's products are also sold directly to contractors, builders and to retail customers through electrical distributors, lighting showrooms, retail specialty stores and Home Centers (the "Consumer Retail Market"). The Company believes that historically, approximately 70% of the Company's sales have been made to the Specification Market and 30% to the Consumer Retail Market.

            During 1996 and 1997, the Company implemented significant new internal accounting and financial controls and restructured the its product offerings to improve penetration of its target markets, specifically the Specification and the Consumer Retail Markets. Management has focused its product offerings into four core product categories resulting in a reduction in SKU's. The Company will continue to offer new and innovative products while maintaining its focus on its four core product categories. During the years ended December 31, 1996 and 1997 the Company began to realize some benefits from its new policies and procedures through minor increases in sales, and lower selling, general and administrative expenditures as a percentage of sales. Further, during 1996 and 1997, the Company entered into a number of joint venture and cooperative agreements overseas to further its business plan.

      During 1996 and 1997 the Company expanded its sales efforts outside North America. The Company's strategy is to develop distributor relationships in each targeted geographic area with existing local lighting product distributors who have a proven history in each specific marketplace. Typically, these distribution agreements require certain minimum purchases in return for an exclusive arrangement in a specific geographic region. The minimum purchases vary dependant upon the size of the market and the length of the exclusive arrangement. To date the minimum purchase requirements range from $100,000 to $1,000,000 and the period of exclusivity range from one to two years.

      In an effort to support its expansion overseas the Company established two factory offices and showrooms in Shanghai, China and in Singapore. During 1997, the Company entered a distribution agreement in Shanghai, China that resulted in the distributor taking management and fiscal responsibility for the Shanghai facility. The Company continues to maintain its Singapore office and showroom.

      The Company currently has overseas joint venture and distribution agreements in China, Hong Kong, Singapore, The Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesian, and Taiwan. Management believes that its recent entry into these markets together with the current fiscal crisis in Southeast Asia has adversely impacted its ability to penetrate many of these markets.

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

            Federal Energy Management Programs. The Federal Energy Management Program ("FEMP") encourages federal agencies to reduce energy consumption in federal facilities and vehicles. Using 1985 as its base year, FEMP's goal is to reduce energy consumption associated with the use, occupancy and operation of federal buildings. FEMP advises federal agencies regarding the availability of energy efficient products and strategies to meet FEMP's goals. FEMP also works with the Government Services Administration ("GSA") and the Office of Management and Budget ("OMB") to place energy efficient products on federal purchasing lists.

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

Product Categories and New Product Offerings

            The Company designs, manufactures and markets recessed down lighting, accent linear lighting systems, surface system coordinates and task lighting systems. Approximately 70% of the Company's product offerings utilize halogen lamps. These light fixtures, which are generally smaller in size, produce a superior quality and intensity of light while not sacrificing style and detail for size. The balance of the Company's products primarily use compact fluorescent, incandescent and xenon lamp sources. The Company markets its lighting products under a variety of proprietary trade names directly and indirectly to commercial and residential end users for installation in private residences, office buildings, hotels, restaurants, stores and other public and private facilities. The Company believes that it has established market niches offering performance engineered and tasks oriented products. The Company believes that historically, approximately 70% of the Company's sales have been made to the Specification Market and 30% to the Consumer Retail Market.

            Substantially all of the Company's product offerings are available in both United States and Europe/Asian standards.

            Recessed Down Lighting. The Company's most successful product offering has been its high-end, low voltage halogen recessed down lighting, "Jewel Light", featuring a complete line of die cast trims. A trim is that portion of the light fixture that protrudes from the ceiling. As the market evolved and expanded in this product category, a substantial market for lesser quality (stamped versus die cast trims) with reduced price points developed. To address this market need the Company introduced its Echo 21 line of low voltage halogen recessed down lighting with appropriate price points. Echo 21 specifically addresses the budget-oriented market and complements the Company's higher quality and successful "Jewel Light" line. In 1997, the Company continued to expand this product offering to include a number of new applications. The Company believes it currently offers the broadest low voltage down light product
- line in the industry.

            Accent Linear Lighting Systems. This product category is dominated by the Company's Invizilite product. The Invizilite product is a continuous, flexible light source hidden from view to provide an upward or downward lighting or "wash" part of a wall with light. Invizilite is available utilizing low voltage halogen, incandescent and xenon bulbs. The Company introduced its third version of Invizilite, "Invizilite 3" that utilizes xenon lamps allowing for longer strip lengths between transformers and increased lamp life.

            Surface System Coordinates. The Company introduced a systems approach to surface lighting for suspension pendant applications; surface, wall and ceiling mounted units. Surface system coordinates is a series of light module holders with a variety of glass shapes, sizes, colors and lamp sources. The Company also markets its surface system coordinates products under the tradenames "Optica" and "Versailles." During 1997, this new product offering achieved significant success in the marketplace.

            Task Lighting - This product category includes many of the companies most successful product offerings including under-cabinet lighting marketed under the trade names Sure Task I and II, picture lights marketed under the trade name "Pictura" and die-cast hockey puck styles light systems marketed under the trade name "Apollo".

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

Sales and Marketing

            Historically, substantially all of the Company's products were sold in the United States and Canada. During 1996 and 1997, the Company entered into a number of joint venture and cooperative agreements outside the United States to expand its sales and marketing effort worldwide. In 1997, 5.8% of the Company's sales were to entities outside of the United States and Canada.

            Domestically, the Company has over 2,000 customer accounts and is primarily dependent on independent manufacturer's sales agencies and independent lighting and electrical distributors in selling its products to retail and commercial end users. No single distributor or affiliated group of distributors accounts for more than five percent of the Company's sales and no independent sales agency for more than 8% of the Company's sales. The Company is required to sustain a business relationship with approximately 70 manufacturer's representatives who are often agencies employing a number of sales personnel. The Company also has joint ventures and distribution agreements in China, Hong Kong, Singapore, The Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesia and Taiwan. With respect to sale of the Company's products to the Consumer Retail Market, a distributor generally places an order for the Company's product through a manufacturer's sales agency, who forwards the order to the Company. Alternatively, sales of the Company's products to the Specification Market are typically initiated by a specifier (i.e., an architect, lighting designer, interior designer or electrical engineer) notifying a contractor who contacts either a distributor or manufacturer's sales agency to place the specifier's order with the Company. All products sold to the Consumer Retail Market and the Specification Market are typically sold on net 30 day terms.

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

Research and Development

            The Company expended approximately $64,000 and $9,000 on research and development during the years ended December 31, 1996 and 1997, respectively. The Company subcontracts its research and development on an as needed basis.

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

Intellectual Property Rights

            Substantially all of the Company's products and their design, as well as the design of the tooling used in the manufacturing of the Company's products, are proprietary to the Company. Further, the Company has also sought to establish certain proprietary rights with respect to the marks under which its products and product categories are marketed. Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs and trademarks and trade names under which it does business. The Company currently has numerous patents and several patents pending. The Company considers its patents to be a valuable asset. However, the Company believes that its business is not dependent to any material extent upon any particular patent or group of patents. The Company believes that its business is dependent upon the technical and engineering skills of its employees, product differentiation, reliability and performance, and on customer support and marketing.

Employees

            As of March 31, 1998 the Company had 33 full-time employees, two of whom were employed in an executive capacity, four in sales and marketing, 14 in design, tooling and manufacturing, and 13 in general and administrative capacities. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

            The Company occupies 52,663 square feet of space at its principal executive offices and manufacturing facility located at 27615 Avenue Hopkins, Valencia, California 91355, for $22,645 per month pursuant to a lease that expires in May 2003. The Company leases a showroom at the Dallas Trade Market, in Dallas, Texas occupying 855 square feet for $1,592 per month. The Company also leases a sales office in Singapore occupying approximately 300 square feet for $2,859 per month. The Singapore lease expires on July 31, 1998.

ITEM 3. LITIGATION

            The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

            The following table sets forth, for the periods indicated, the high and low closing prices in the over-the-counter market for the common stock of the Company, as reported by the National Association of Securities Dealers. The Company's stock is traded on the NASDAQ Small Cap Market under the symbol "CSLX." At March 25, 1998 the Company had approximately 2,000 holders of its common stock. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                   Calendar 1997     High      Low
                   -------------     ----      ---

                First Quarter        1 9/16    11/16

                Second Quarter       15/16     1/2

                Third Quarter        5/8       1/4

                Fourth Quarter       7/16      1/8

                   Calendar 1996     High      Low
                   -------------     ----      ---

                First Quarter        2         1 1/8

                Second Quarter       3 7/8     1 7/8

                Third Quarter        4         2 1/2

                Fourth Quarter       3 1/6     1 1/16

            Possible Delisting of Common Stock from Nasdaq Market

            The Securities and Exchange Commission ("the Commission") has approved new maintenance requirements for the Nasdaq SmallCap Market. For continuing listing on the Nasdaq SmallCap Market, a company among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its Public Float of $1,000,000 and a minimum bid price of $1.00 per share. While at December 31, 1997 the Company met the other new requirements for continued listing on the Nasdaq SmallCap Market, the Company did not meet the minimum bid price requirement. The Company does not have a reasonable expectation of meeting this requirement in the near future. Accordingly, it appears likely that the Company's Common Stock will be dropped from the Nasdaq SmallCap Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell or to obtain quotations as to prices of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations:

            The table set forth below sets forth certain financial data expressed as a percentage of net sales:

                                              For the Year Ended
                                              ------------------
                                               1996         1997
                                               ----         ----
Net Sales                                      100.0%      100.0%
Gross Profit                                    41.4%       39.3%
Selling Expense                                 26.9%       25.5%
General and Administrative Expense              32.5%       26.2%
Loss from Operations                           (18.0)%     (12.7)%
Other (Income) Expense                          (8.0)%        .1%
Interest Expense                                16.1%        9.5%
Provisions for Income Taxes                     -- %        -- %
Net Loss                                       (26.0)%     (22.3)%

      .

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

            Certain statements made in this form 10 - KSB are "forward looking statements (within the meaning of the Private Securities Litigation Reform Act of 1996) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview:

            The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. In furtherance of this strategy, during 1996 and 1997, the Company expanded its operations to include a presence in Asia, Europe and Africa. The Company has implemented additional internal accounting and financial controls and has restructured the Company's product offerings to improve penetration of its target markets, specifically the Specification and the Consumer Retail Markets. Management has focused its product offerings into four core product categories resulting in a reduction in SKU's. The Company will continue to offer new and innovative products while maintaining its focus on the four core product categories. During the years ended December 31, 1996 and 1997 the Company began to realize some benefits from its new policies and procedures through minor increases in sales and lower selling, and general and administrative expenditures as a percentage of sales.

            During 1996 and 1997 the Company expanded its sales outside North America. The Company's strategy is to develop distributor relationship in each targeted geographic area with existing local lighting product distributors who have a proven history in each specific marketplace. Typically, these distribution agreements require certain minimum purchases in return for an exclusive arrangement in a specific geographic region. The minimum purchases vary dependant upon the size of the market and the length of the exclusive arrangement. To date the minimum purchase requirements range from $100,000 to $1,000,000 and the period of exclusivity range from one to two years.

            In an effort to support its expansion overseas, during 1996 and 1997 the Company established two factory offices and showrooms in Shanghai, China and in Singapore. During 1997, the Company entered into a distribution agreement in China, which resulted in the distributor taking management and fiscal responsibility for the Shanghai facility. The Company maintains its Singapore office and showroom.

            The Company currently has overseas joint venture distribution agreements in China, Hong Kong, Singapore, The Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesia and Taiwan. Management believes that its recent entry into these markets together with the current fiscal crisis in Southeast Asia has adversely impacted its ability to penetrate many of these markets.

Going Concern Consideration

            The Company has suffered recurring losses from operations and has a retained deficit at December 31, 1997 of $11,859,000 that raises substantial doubt about the Company's ability to continue as a going concern. Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and sustain the Company's operations through fiscal 1998. Management's plans include the following:

o The Company plans to expand its existing markets worldwide. As discussed, management believes that the development of distribution relationships will support the Company's growth effort in these worldwide markets.
o The Company is currently in the process of exploring a strategic partnership and/or synergistic merger.
o     The Company will seek to raise additional capital as necessary.

            There can be no assurance that the Company's expansion efforts, development of distribution relationships, merger with a strategic partner or efforts to raise additional capital will be successful or will enable the Company to meet its current operating needs. The Company has in the past years been able to raise additional funds primarily through the issuance of convertible debt with a fixed discount conversion feature. However, the delisting of the Company's stock by Nasdaq would most likely limit the Company's ability to raise funds using convertible debt. In addition, there can be no assurance that the Company's products will be successful in the new markets or that the Company will be able to produce and distribute products in sufficient quantities or at sufficient price levels to make its expansion effort profitable.

Sales

            Sales increased by $844,000 or 6.9% from $12,316,000 for the year ended December 31, 1996, to $13,160,000 for the year ended December 31, 1997. The increase in sales is primarily attributable to the Company's foreign sales offices and foreign distribution relationships.

Gross Profit

            Gross profit as a percentage of net sales decreased 2.1% from 41.4% for the year ended December 31, 1996, to 39.3% for the year ended December 31, 1997. Gross profit increased by $71,000 or .1% from $5,101,000 for the year ended December 31, 1996, to $5,172,000 for the year ended December 31, 1997. The decrease in margin as a percentage of sales is attributable to increases in the Company's direct labor and material costs of its product.

Selling Expense

            Selling expenses as a percentage of net sales for the years ended December 31, 1996 and 1997 was 26.9% and 25.5%, respectively. For the years ended December 31, 1996 and 1997, selling expense was $3,318,000 and $3,359,000, respectively. The increase in selling expense of $41,000 is attributable to the expansion of the Company's overseas operations.

            Selling expenses during the year ended December 31, 1996 and 1997 included expenditures for the Company's foreign operations. During the years ended December 31, 1996 and 1997 the Company incurred direct expenses of $263,000 and $595,000, respectively, in its foreign operations.

            Domestic selling expense as percentage of sales decreased 3.8% to 21.0% for the year ended December 31, 1997 as compared to 24.8% for the year ended December 31, 1996. The decrease in domestic's sales expense as a percentage of net sales for the year ended December 31, 1997 compared to the year ended for December 31, 1996 is attributable to the Company streamlining its sales staff. In addition, the Company reduced the amount of royalties and commissions paid on its products and reduced its expenditures on tradeshows. Increased expenditures over the prior periods include design and production costs for new catalogs and literature.

General and Administrative Expenses

            General and administrative expenses as a percentage of sales decreased 6.0% to 26.2% for the year ended December 31, 1997 as compared to 32.5% for the year ended December 31, 1996. For the years ended December 31, 1996 and 1997, general and administrative expenses were $3,999,000 and $3,447,000, respectively. The decrease in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable to reductions in employee levels, bad debt expense, insurance premiums, and travel.

Other (Income) and Expense

            Other income and expense as a percentage of net sales for the years ended December 31, 1996 and 1997, was (8.0)% and .4%, respectively. For the years ended December 31, 1996 and 1997, other income and expense were $(987,000) and $51,000, respectively. The decrease in other income during the comparable period is attributable to the recognition of a legal settlement in 1996 (see
Note 4 - Notes to Financial Statements), offset in part by the write-off of a specific licensing agreement. Other income and expense in 1997 consisted primarily of a loss from the write off of obsolete fixed assets.

Interest Expense, net

            Interest expense, net as a percentage of net sales for the years ended December 31, 1996 and 1997, were 16.1% and 9.5%, respectively. For the years ended December 31, 1996 and 1997, interest expense was $1,978,000 and $1,249,000 respectively.

            As of December 31, 1997 the Company recognized $800,000 of non-cash interest expense from the issuance of 6% and 8% subordinated debt convertible to common stock at a 25% discount. In accordance with generally accepted accounting principles and SEC accounting guidelines the Company was required to account for the discount conversion feature of this subordinated debt as interest expense (See Note 9 of Notes to Financial Statements). In addition, during the fiscal 1997 the Company recognized $147,000 in non-cash interest expense associated with its convertible subordinated debt. In 1996, the Company issued similar subordinated debt convertible to common stock with various discount conversion features. In 1996, the Company recognized $1,423,000 in interest expense relating to subordinated convertible debt issued. (See Note 9 - Notes to Financial Statements).

            Interest expense associated with the Company's line of credit and term debt in 1997 was approximately $297,000 as compared to $340,000 in 1996. The decrease in line of credit and term debt interest expense from 1996 to 1997 is due to reduced interest rates and a lower average outstanding balance on its line of credit through 1997.

Provision for Income Taxes

            The current provision for income taxes for the years ended December 31, 1996 and 1997 consists of minimum state tax.

Liquidity and Capital Resources

            During 1997, the Company used cash from operations of $2,304,000. The net cash used from operations is primarily attributable to the Company's net loss before depreciation and interest expense associated with fixed conversion discounts. The remaining decrease in cash from operations is primarily attributable to the reduction of trade payables, net of accrued expenses, and increased inventory purchases and accounts receivable financing to support the Company's sales efforts.

            During 1997, net cash used in investing activities, of $152,000, consisted primarily of ongoing equipment purchases for both foreign and domestic operations.

            During 1997, net cash provided by financing activities, of $2,601,000, consisted primarily of proceeds from the Company's 6% and 8% convertible subordinated debt offerings and funds from its bank line of credit.

            In connection with the Company's' issuance of subordinated debt during 1997 approximately $325,000 has become due and payable on November 27, 1997. The debtholder has been informed that the $325,000 of debt is subordinated to the Company's line of credit and term financing with its bank.

            At December 31, 1997 the Company had an outstanding balance of $2,455,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 1998. The Company is of the opinion that its current lender will refinance its debt under the similar terms that are in place as of December 31, 1997. However, there can be no assurance that the Company will be able to refinance its line of credit or term debt on terms acceptable to the Company or at all.

            The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1998. If the Company continues to generate losses from operations it may be required to raise additional funding to support its operations and or explore alternatives with respect to future operations with its business including strategic partners and or a potential synergistic merger. The Company is currently in the process of exploring strategic alliances or merger alternatives. However, there is no assurance that the Company will consummate any such transaction: the failure of which, absent other capital raising activity, will significantly impact the Company's ability to continue operations as a going concern. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

            The Securities and Exchange Commission ("the Commission") has approved new maintenance requirements for the Nasdaq SmallCap Market. For continuing listing, on the Nasdaq SmallCap Market, a company among other criteria, must now have at lease $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its Public Float of $1,000,000 and a minimum bid price of $1.00 per share. While at December 31, 1997 the Company met the other new requirements for continued listing on the Nasdaq SmallCap Market, the Company did not meet the minimum bid price requirement. The Company does not have a reasonable expectation of meeting this requirement in the near future. Accordingly, it appears likely that the Company's common stock will be dropped from the Nasdaq SmallCap Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell, or to obtain quotations as to price of, the Company's Common Stock. The Company has in the past years been able to raise additional funds primarily through the issuance of convertible debt with a fixed discount conversion feature. However, the delisting of the Company's stock by Nasdaq would most likely limit the Company's ability to raise funds using convertible debt.

Year 2000 Issues

            Management does not anticipate material costs, problems or uncertainties associated with the Year 2000 issue. The Company will rely upon third party vendors of the software used internally to become Year 2000 compliant.

            The Company believes that inflation has not had a material impact on it operations.

New Authoritative Pronouncements

            In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 129 requires additional disclosure regarding the Company's capital structure. The Company adopted SFAS 129 in the fourth quarter of 1997 and the impact on the Company's financial position and results from operations was insignificant.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 and SFAS 131 are effective for the Company's with fiscal year ending June 30, 1998; however, management does not expect adoption of these standards to have a material impact on the Company's financial reporting.

ITEM 7. SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data for the years ended December 31, 1996 and 1997 which has been derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, included elsewhere in this report. The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and the related Notes thereto appearing elsewhere in this report. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED BALANCE SHEET DATA:

                                                          December 31,
                                                          ------------
                                                     1996              1997
                                                     ----              ----

Total Assets                                   $  8,600,000        $  8,785,000

Total Liabilities                                 7,532,000           6,161,000

Long - Term Liabilities, Net of
Current Portion                                   5,487,000           1,850,000

Working Capital                                   4,758,000           2,993,000

Stockholders' Equity                              1,068,000           2,624,000

SELECTED STATEMENT OF OPERATION DATA:

                                               Year Ending        Year Ending
                                            December 31, 1996  December 31, 1997
                                            -----------------  -----------------

Net Sales                                      $ 12,316,000        $ 13,160,000

Cost of Goods Sold                                7,215,000           7,988,000

Selling Expense                                   3,318,000           3,359,000

General and Administrative Expenses               3,999,000           3,447,000

Loss from Operations                             (2,216,000)         (1,634,000)

Other (Income) Expense                             (987,000)             51,000

Interest Expense                                  1,978,000           1,249,000

Loss Before Provision for Income
Taxes                                            (3,207,000)         (2,934,000)

Provision for Income Taxes                            1,000               1,000


Net Loss                                       $ (3,208,000)       $ (2,935,000)


Loss per Common Share                          $      (0.60)       $      (0.26)

Weighted Average Number of Shares
  of Common Stock Outstanding                     5,381,000          11,066,000

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name                      Age                      Position
----                      ---                      --------

Sylvan Gerber             70             Chairman of the Board

Mark Allen                37             Chief Executive Officer, Secretary
                                         and Director

Scott Searle              50             President

Michael Smith             42             Director

Scott Gilderman           36             Director

            All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors

            Sylvan Gerber is currently Chairman of the Board. Mr. Gerber had been the Chief Executive Officer of the Company from February 1995 to December 1997, President from inception to August 1, 1995, and a Director of the Company since inception. From 1974 to 1986, Mr. Gerber was the President and Chief Executive Officer of Capri Lighting Manufacturing Company ("Capri Lighting") which Mr. Gerber co-founded in 1974. Capri Lighting was sold in 1984 to Thomas Industries, Inc., although Mr. Gerber continued to manage the day-to-day operations of Capri Lighting until 1986.

            Mark Allen is currently Chief Executive Officer. Mr. Allen has been Vice President / Finance since October 1994. In March 1995, Mr. Allen was appointed Chief Operating Officer, Executive V. P / Finance and was elected to the Board of Directors. In December 1997 Mr. Allen was appointed Chief Executive Officer. From 1991 to 1994, Mr. Allen was employed by Thomas James, Inc. (now known as H. J. Meyers & Co., Inc.) an investment banking firm, as Vice President, Corporate Finance and Director of Private Placements. Mr. Allen received a B.S. in finance from Syracuse University.

            Scott Searle has been President since August 2, 1995. From 1994 to 1995, Mr. Searle served as President of Minka Lighting, Inc. Initially with Minka, Mr. Searle served as Vice President of Design Development and Marketing. Mr. Searle previously held management positions with Forecast Lighting and Lightolier. He has spent his entire career in the lighting industry in many positions from product/design development to sales/marketing and management.

            Michael Smith was elected to the Board of Directors in 1995 and is a member of the Audit and Compensation committees. Mr. Smith is a principal of International Capital & Management Inc., a merchant banking and venture capital firm. From October 1992 through January 1997, Mr. Smith was the Managing Director of Corporate Finance of H.J. Meyers & Co. (formerly known as Thomas James Associates, Inc.) an investment banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith serves on the Board of Directors of Group, Inc. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

            Scott Gilderman was appointed to the Board in December 1997. Mr. Gilderman is a member of the Audit and Compensation committees. Since 1992, Mr. Gilderman has been a partner in the accounting firm of Gilderman, Johnson and Company, LLP. (and its predecessor). Mr. Gilderman is a certified public accountant and holds a B.S. degree from California Polytechnic University at San Luis Obispo, California.

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to general instruction G the information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1997 which the registrant anticipates filing with the Commission on or before April 30, 1998.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

      3.1   Certificate of Incorporation of the Company.(1)

      3.2 Certificate of Amendment of Certificate of Incorporation of the Company.(3)

      3.3   By-Laws of the Company.(1)

      4.1 Form of Securities Purchase Agreement, Convertible Note and Registration Rights Agreement entered into in February 1997.(3)

      4.2 Form of Securities Purchase Agreement, Convertible Note and Registration Rights Agreement entered into in August 1997.(4)

      9.1 Voting Trust Agreement by and among the Company, Sylvan Gerber and each of his children.(1)

      10.2  Employment Agreement by and between the Company and Sylvan
            Gerber.(2)

      10.3  Employment Agreement by and between the Company and Mark Allen.(2)

      10.5  1994 Stock Option Plan.(1)

      10.6  1995 Stock Option Plan.(2)

      10.7  1994 Non-Employee Director Stock Option Plan.(1)

      10.8 Lease for Company's principal offices located at 27615 Avenue Hopkins, Valencia, California 91355.(1)

      10.9 Stock Escrow Agreement by and among the Company, H. J. Meyers & Co., Inc. (formerly Thomas James Associates, Inc.) and certain principal stockholders of the Company.(1)

      10.10 Loan and Security Agreement between Coast Business Credit and the Company dated October 9, 1996.(3)

      10.11 Indemnification Agreement between the Company and its officers and directors.(1)

      10.12 Form of Restricted Stock Grant Agreements between the Company and Sylvan Gerber, Scott Searle and Mark Allen.(2)

      10.13 Form of Promissory Note and Warrant Agreement issued to Bert Finmark.(2)

      10.14 Form of Promissory Note and Warrant Agreement issues to Sylvan Gerber.(2)

      23.1  Consent of Arthur Andersen LLP*

      27.1  Financial Data Schedule.*

----------

      *   Filed herewith.

      (1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (Registration No 33-72678) and incorporated herein by reference.

      (2) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995

      (3) Filed as an Exhibit to the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1996.

      (4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

            (b)   Reports on Form 8-K

                  None

Financial Statements

The financial statements listed in the accompanying index to financial statements on page F-1 are filed as part of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on the 30th day of March 1998.

CSL LIGHTING MANUFACTURING, INC.



By: /s/ Mark Allen
    ----------------------------
Mark Allen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March 1998.

Signatures


/s/ Sylvan Gerber                                Chairman of the Board,
------------------------------                   Director
Sylvan Gerber

/s/ Mark Allen                                   Chief Executive Officer,
------------------------------                   Acting Principal Accounting
Mark Allen                                       Officer, Secretary and Director


/s/ Michael Smith                                Director
------------------------------
Michael Smith


/s/ Scott Gilderman                              Director
------------------------------
Scott Gilderman

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                    F-2

Balance Sheets as of December 31, 1996 and 1997                             F-3

Statements of Operations for the years ended
  December 31, 1996 and 1997                                                F-5

Statements of Stockholders' Equity for the
  years ended December 31, 1996 and 1997                                    F-6

Statements of Cash Flows for the years ended
  December 31, 1996 and 1997                                                F-8

Notes to Financial Statements                                               F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CSL Lighting Manufacturing, Inc.:

We have audited the accompanying balance sheets of CSL LIGHTING MANUFACTURING, INC. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSL Lighting Manufacturing, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, has a retained deficit and there are other items that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 12, 1998

                        CSL LIGHTING MANUFACTURING, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                     December 31,   December 31,
                                                         1996            1997
                                                      ----------      ----------

CURRENT ASSETS:
  Cash                                                $    7,000      $  152,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $381,000 in 1996 and
    $194,000 in 1997                                   1,611,000       2,228,000
  Inventories                                          4,172,000       4,346,000
  Notes receivable from officers                         105,000         107,000
  Other current assets                                   908,000         471,000
                                                      ----------      ----------
                  Total current assets                 6,803,000       7,304,000
                                                      ----------      ----------

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization                                     1,517,000       1,365,000
                                                      ----------      ----------

OTHER ASSETS, net of accumulated
  amortization of $73,000 in
  1996 and $88,000 in 1997                               280,000         116,000
                                                      ----------      ----------
                                                      $8,600,000      $8,785,000
                                                      ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                        CSL LIGHTING MANUFACTURING, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,   December 31,
                                                       1996            1997
                                                   ------------    ------------

CURRENT LIABILITIES:
  Current portion of long-term debt                $     19,000    $  2,483,000
  Current portion of notes payable
    to stockholders                                     100,000          78,000
  Accounts payable                                    1,347,000       1,038,000
  Accrued expenses:
    Commissions                                         222,000         399,000
    Warranty and other                                  339,000         309,000
  Customer deposits                                      18,000           4,000
                                                   ------------    ------------
                  Total current liabilities           2,045,000       4,311,000
                                                   ------------    ------------
LONG-TERM LIABILITIES:
  Long-term debt, net of current
    portion                                           1,936,000         119,000
  Notes payable to stockholders                          78,000              --
  Subordinated convertible debt                       3,253,000       1,525,000
  Deferred rent                                         220,000         206,000
                                                   ------------    ------------
                                                      5,487,000       1,850,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized -- 1,000,000 shares
    Issued and outstanding -- none                           --              --
  Common stock, $.01 par value:
    Authorized -- 30,000,000 shares
    Issued - 6,784,000 shares at
      December 31, 1996, 14,067,000
      shares at December 31, 1997
    Outstanding --  6,269,000 shares at
      December 31, 1996, 13,552,000
      shares at December 31, 1997                        63,000         136,000
  Additional paid-in capital                         11,722,000      16,075,000
  Less - 515,000 shares held
    in treasury                                      (1,218,000)     (1,218,000)
  Deferred compensation                                (575,000)       (510,000)
  Retained deficit                                   (8,924,000)    (11,859,000)
                                                   ------------    ------------
                                                      1,068,000       2,624,000
                                                   ------------    ------------
                                                   $  8,600,000    $  8,785,000
                                                   ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        CSL LIGHTING MANUFACTURING, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                        1996            1997
                                                   ------------    ------------

NET SALES                                          $ 12,316,000    $ 13,160,000

COST OF GOODS SOLD                                    7,215,000       7,988,000
                                                   ------------    ------------
                                                      5,101,000       5,172,000
                                                   ------------    ------------
OPERATING EXPENSES:
  Selling                                             3,318,000       3,359,000
  General and administrative                          3,999,000       3,447,000
                                                   ------------    ------------
                                                      7,317,000       6,806,000
                                                   ------------    ------------
                  Loss from operations               (2,216,000)     (1,634,000)
                                                   ------------    ------------
OTHER (INCOME) EXPENSE:
  Interest income                                            --          (3,000)
  Gain from legal settlement                         (1,137,000)             --
  Loss on licensing agreement                           157,000              --
  Loss on disposition of property
    and equipment                                         7,000          62,000
  Other, net                                            (14,000)         (8,000)
                                                   ------------    ------------
                                                       (987,000)         51,000
                                                   ------------    ------------
INTEREST EXPENSE:
  Financing obligations                                 555,000         449,000
  Fixed conversion discounts and additional
    stock conversion bonus for convertible notes      1,423,000         800,000
                                                   ------------    ------------
                                                      1,978,000       1,249,000
                                                   ------------    ------------
                  Loss before provision
                    for income taxes                 (3,207,000)     (2,934,000)

PROVISION FOR INCOME TAXES                                1,000           1,000
                                                   ------------    ------------
NET LOSS                                           $ (3,208,000)   $ (2,935,000)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING-BASIC                      5,381,000      11,066,000
                                                   ============    ============

LOSS PER COMMON SHARE-BASIC                        $      (0.60)   $      (0.26)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        CSL LIGHTING MANUFACTURING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                      Common Stock           Additional           Treasury Stock
                                                -------------------------      Paid-In     --------------------------
                                                  Shares        Amount         Capital        Shares        Amount
                                               -----------    -----------    -----------   -----------    -----------
BALANCE, December 31, 1995                       4,400,000    $    44,000    $ 7,551,000            --             --

  Sale of common stock under Regulation S          989,000         10,000        852,000            --             --
  Sale/issuance of common stock and warrants
    under Private Placement                        775,000          8,000        767,000            --             --
  Issuance of common stock in connection
    with conversion of note payable to
    shareholder                                    107,000          1,000        146,000            --             --
  Issuance of common stock in connection
    with conversion of subordinated
    convertible notes                              476,000          5,000        692,000            --             --
  Interest expense associated with fixed
    conversion discounts and additional
    stock conversion bonus                              --             --      1,423,000            --             --
  Issuance of common stock to non-employees
    as payment for services rendered                37,000             --         75,000            --             --
  Issuance of warrants as compensation to
    non-employees under SFAS No. 123                    --             --        177,000            --             --
  Issuance of warrants as interest under
    SFAS No.123                                         --             --         39,000            --             --
  Amortization of deferred compensation                 --             --             --            --             --
  Recovery of common stock from former
    chief executive officer and chairman
    of the board (see Note 4)                     (515,000)        (5,000)            --       515,000     (1,218,000)
  Net loss                                              --             --             --            --             --
                                               -----------    -----------    -----------   -----------    -----------
BALANCE, December 31, 1996                       6,269,000         63,000     11,722,000       515,000     (1,218,000)
                                               -----------    -----------    -----------   -----------    -----------

                                                 Deferred       Retained
                                               Compensation     Deficit         Total
                                               -----------    -----------    -----------
BALANCE, December 31, 1995                     $  (640,000)   $(5,716,000)   $ 1,239,000

  Sale of common stock under Regulation S               --             --        862,000
  Sale/issuance of common stock and warrants
    under Private Placement                             --             --        775,000
  Issuance of common stock in connection
    with conversion of note payable to
    shareholder                                         --             --        147,000
  Issuance of common stock in connection
    with conversion of subordinated
    convertible notes                                   --             --        697,000
  Interest expense associated with fixed
    conversion discounts and additional
    stock conversion bonus                              --             --      1,423,000
  Issuance of common stock to non-employees
    as payment for services rendered                    --             --         75,000
  Issuance of warrants as compensation to
    non-employees under SFAS No. 123                    --             --        177,000
  Issuance of warrants as interest under
    SFAS No.123                                         --             --         39,000
  Amortization of deferred compensation             65,000             --         65,000
  Recovery of common stock from former
    chief executive officer and chairman
    of the board (see Note 4)                           --             --     (1,223,000)
  Net loss                                              --     (3,208,000)    (3,208,000)
                                               -----------    -----------    -----------
BALANCE, December 31, 1996                        (575,000)    (8,924,000)     1,068,000
                                               -----------    -----------    -----------

                                                     Common Stock         Additional
                                            ---------------------------      Paid-In            Treasury Stock
                                               Shares         Amount         Capital        Shares         Amount
                                            ------------   ------------   ------------   ------------   ------------
Issuance of common stock in connection
  with conversion of subordinated
  convertible notes and accrued interest,
  net of expenses                              7,283,000         73,000      3,553,000             --             --
Interest expense associated with fixed
  conversion discounts                                --             --        800,000             --             --
Amortization of deferred compensation                 --             --             --             --             --
  Net loss                                            --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 1997                    13,552,000   $    136,000   $ 16,075,000        515,000   $ (1,218,000)
                                            ============   ============   ============   ============   ============

                                              Deferred        Retained
                                            Compensation       Deficit          Total
                                            ------------    ------------    ------------
Issuance of common stock in connection
  with conversion of subordinated
  convertible notes and accrued interest,
  net of expenses                                     --              --       3,626,000
Interest expense associated with fixed
  conversion discounts                                --              --         800,000
Amortization of deferred compensation             65,000              --          65,000
  Net loss                                            --      (2,935,000)     (2,935,000)
                                            ------------    ------------    ------------
BALANCE, December 31, 1997                  $   (510,000)   $(11,859,000)   $  2,624,000
                                            ============    ============    ============

   The accompanying notes are an integral part of these statements.

                        CSL LIGHTING MANUFACTURING, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                         1996           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,208,000)   $(2,935,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      616,000        600,000
      Provision for doubtful accounts                    334,000       (187,000)
      Loss on disposition of property and equipment        7,000         62,000
      Deferred compensation                               65,000         65,000
      Interest expense associated with fixed
        conversion discounts and additional
        stock bonus                                    1,423,000        800,000
      Issuance of warrants as interest under
        SFAS No. 123                                       5,000             --
      Issuance of common stock to non-employees
        as payment for services                           75,000             --
      Issuance of warrants as compensation
        to non-employees under SFAS No. 123              177,000             --
      Gain from legal settlement                      (1,137,000)            --
      (Increase) decrease in assets:
        Accounts receivable                               16,000       (430,000)
        Inventories                                   (1,037,000)      (174,000)
        Due from affiliates                                6,000             --
        Other                                           (913,000)       283,000
      Increase (decrease) in liabilities:
        Accounts payable                                 270,000       (309,000)
        Accrued expenses                                 102,000        (51,000)
        Customer deposits                                 15,000        (14,000)
        Deferred rent                                     (2,000)       (14,000)
                                                     -----------    -----------
            Net cash used in operating activities     (3,186,000)    (2,304,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (305,000)      (152,000)
  Notes receivable from officers                         (20,000)            --
                                                     -----------    -----------
            Net cash used in investing activities       (325,000)      (152,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable to officers                                   --       (100,000)
  Repayments of short-term borrowings                 (3,409,000)            --
  Additions to debt                                    1,833,000        688,000
  Repayment of debt                                     (413,000)       (85,000)
  Net proceeds from issuance of subordinated
    convertible debt                                   3,950,000      2,125,000
  Net proceeds from sales of common stock
    and warrants                                       1,437,000             --
  Costs relating to the registration of shares
    underlying subordinated convertible notes                 --        (27,000)
                                                     -----------    -----------
         Net cash provided by financing activities     3,398,000      2,601,000
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (113,000)       145,000
CASH, beginning of year                                  120,000          7,000
                                                     -----------    -----------
CASH, end of year                                    $     7,000    $   152,000
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                        CSL LIGHTING MANUFACTURING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. Line of Business

CSL Lighting Manufacturing, Inc. (the Company) designs, manufactures and markets a line of lighting fixtures utilizing both "low voltage" and standard "line voltage" halogen light sources for sale directly and indirectly to commercial and residential end users.

The Company has suffered recurring losses from operations and has a retained deficit of $11,859,000 that raises substantial doubt about the Company's ability to continue as a going concern. Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and sustain the Company's operations through fiscal 1998. Management's plans include the following:

      o The Company plans to expand its existing markets worldwide. Management believes that the development of distribution relationships will support the Company's growth efforts in these worldwide markets.
      o The Company is currently in the process of exploring a strategic partnership and/or synergistic merger.
      o     The Company will seek to raise additional capital as necessary (see
            Note 2).

There can be no assurance that the Company's expansion efforts, development of distribution relationships, merger with a strategic partner or efforts to raise additional capital will be successful or will enable the Company to raise additional capital to meet its current operating needs. In addition, there can be no assurance that the Company's products will be successful in the new markets or that the Company will be able to produce and distribute products in sufficient quantities or at sufficient price levels to make the expansion effort profitable.

2. Possible Delisting of Common Stock from Nasdaq Market

The Securities and Exchange Commission (the "Commission") has approved new maintenance requirements for the Nasdaq SmallCap Market. For continued listing, on the Nasdaq SmallCap Market, a company, among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its Public Float of $1,000,000 and a minimum bid price of $1.00 per share. While at December 31,1997 the Company met the other new requirements for continued listing on the Nasdaq SmallCap Market, the Company did not meet the minimum bid price requirement. (At December 31, 1997, the Company had total net tangible assets of $2,624,000 which approximates the $2,000,000 total net tangible asset requirement). The Company does not have a reasonable expectation of meeting this requirement in the near future. Accordingly, it appears likely that the Company's Common Stock will be dropped from the Nasdaq SmallCap Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell, or to obtain quotations as to the price of, the Company's Common Stock.

The Company has in the past years been able to raise additional funds primarily through the issuance of convertible debt with a fixed discount conversion feature. However, the delisting of the Company's stock by Nasdaq would most likely limit the Company's ability to raise funds using convertible debt with a fixed discount coversion feature.

3. Summary of Significant Accounting Policies

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

      Inventories

      Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1996 and 1997:

                                             1996            1997
                                          ----------      ----------

            Raw materials                 $  749,000      $1,042,000
            Finished goods                 3,423,000       3,304,000
                                          ----------      ----------
                                          $4,172,000      $4,346,000
                                          ==========      ==========

      Property and Equipment

      Property and equipment are stated at cost and consist of the following at December 31, 1996 and 1997:

                                                  1996           1997
                                              -----------    -----------

            Computer equipment                $   406,000        462,000
            Displays and showrooms                650,000        695,000
            Factory machinery and equipment     1,156,000      1,371,000
            Furniture and fixtures                187,000        181,000
            Leasehold improvements                336,000        301,000
            Office machinery and equipment         28,000         35,000
            Vehicles                               16,000         16,000
                                              -----------    -----------
                                                2,779,000      3,061,000
            Less--Accumulated depreciation
              and amortization                 (1,262,000)    (1,696,000)
                                              -----------    -----------
                                              $ 1,517,000    $ 1,365,000
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

      Notes Receivable from Officers

      At December 31, 1996 and 1997, the Company has $105,000 of notes receivable from two officers ($60,000 and $45,000, respectively). The notes are interest free and are currently due and payable.

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

      Revenue Recognition

      Revenue on product sales and a provision for warranty is recognized at the time of shipment.

      Stock Based Compensation

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the standard (see Note 12).

      Loss Per Common Share

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". All prior periods were restated to be consistent with the presentation requirements of SFAS No. 128. Loss per common share for the years ended December 31, 1996 and 1997 are based on the weighted average number of common shares outstanding. Due to the net losses for the years ended December 31, 1996 and 1997, stock options and warrants were not included as common stock equivalents as their effect would be anti-dilutive.

      Statements of Cash Flows

      The Company prepares its statements of cash flows using the indirect method as prescribed by the SFAS No. 95. Supplemental cash flows disclosures are as follows at December 31, 1996 and 1997:

                                                         1996         1997
                                                      ----------   ----------

            Interest paid                             $  383,000   $  342,000
            Taxes paid                                     1,000        1,000
            Conversion of debt to equity               1,044,000    3,853,000
            Prepaid interest recorded in connection
              with warrants issued with debt              34,000           --
            Reclassification of other long-term
              asset costs to property, plant and
              equipment                                       --      164,000
            Acquisition of property, plant and
              equipment with debt                             --       44,000
            Write-off of subordinated convertible
              notes accrued interest canceled in
              connection with the conversion of
              subordinated convertible notes to
              common stock                                    --      198,000
            Write-off of subordinated convertible
              notes issuance costs in connection
              with the conversion of subordinated
              convertible notes to common stock               --      398,000

      In addition, during 1996, in connection with the settlement of a lawsuit (see Note 4), the Company recorded a gain of $1,137,000, reduced common stock (treasury stock) by $1,223,000, eliminated a note payable to a shareholder of $92,000 and recorded a note payable to a shareholder of $178,000.

      New Authoritative Pronouncements

      In March 1997, SFAS No. 129 was issued, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 129 requires additional disclosures regarding the Company's capital structure. The Company adopted SFAS 129 in the fourth quarter of 1997 and the impact on the Company's financial reporting was insignificant.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 and 131 are effective in 1998; however management does not expect adoption of these standards to have a material impact on the Company's financial reporting.

4. Lawsuit Against Former Chief Executive Officer and Chairman of the Board

In December 1995, the Company signed a Settlement Memorandum in connection with a lawsuit with its former Chief Executive Officer and Chairman of the Board (Zukerman). In connection with the Settlement Memorandum, Zukerman, among other things, surrendered and transferred 515,000 shares of common stock back to the Company. Furthermore, a $92,000 note payable to Zukerman was also eliminated. The Company did not record any recovery of losses from Zukerman or other damages from Zukerman in connection with this lawsuit until the second quarter of 1996 when the 515,000 shares were received by the Company.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (SFAS 109), "Accounting for Income Taxes." As the Company incurred losses in both fiscal 1996 and 1997, the provision for income taxes in each year represents the minimum state tax due.

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the current enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

A detail of the Company's deferred tax asset as of December 31, 1996 and 1997 follows:

                                                       Years Ended
                                               ---------------------------
                                               December 31,   December 31,
                                                  1996           1997
                                               -----------    -----------

            Allowance for doubtful accounts    $   152,000    $    77,000
            Inventory valuation                    400,000        394,000
            Uniform inventory capitalization        80,000         80,000
            Accrued warranty expense                39,000         39,000
            Deferred rent                           89,000         82,000
            Federal net operating loss
              carryforwards                      2,040,000      3,214,000
            Other, net                             450,000        530,000
                                               -----------    -----------
                                                 3,250,000      4,416,000
            Valuation allowance                 (3,250,000)    (4,416,000)
                                               -----------    -----------
                                               $        --    $        --
                                               ===========    ===========

As of December 31, 1997, the Company had a net operating loss carryforward from previous years for federal tax purposes of approximately $6,000,000, expiring at various times through 2012.

6. Credit Facility

In October 1996, the Company established a credit facility with a finance company consisting of a two year line of credit and a two year equipment term loan. The facility provides for a maximum borrowing of $4,000,000 based on 80 percent of the Company's eligible accounts receivable and 40 percent of the Company's eligible inventory (capped at $1,000,000). The term loan is capped at $200,000 or 80 percent of the liquidation value of the Company's eligible equipment. The interest rates for the line of credit and term loan are prime plus 2.75 percent and prime plus 3 percent, respectively (11.25 percent and 11.50 percent at December 31, 1996 and 1997, respectively). As of December 31, 1997, there was $2,394,000 and $61,000 outstanding under the line of credit and the term loan, respectively (see Note 6). The Company's line of credit and term loan are due in October 1998. The Company is of the opinion that its current lender will refinance its debt under the same terms that are in place as of December 31, 1997. However, there can be no assurance that the Company will be able to refinance its line of credit or term loan on terms acceptable to the Company or at all.

7. Long-Term Debt

Long-term debt consists of the following at December 31, 1996 and 1997:

                                                         1996           1997
                                                     -----------    -----------
   Line of credit with a finance company,
     secured by eligible accounts receivable
     and inventory, bearing interest at a
     rate of 11.25 percent, due in October
     1998 (see Note 5)                               $ 1,736,000    $ 2,394,000
   Equipment term-loan with a finance company,
     secured by eligible equipment, bearing
     interest at a rate of 11.50 percent, due
     in October 1998 (see Note 5)                         97,000         61,000
   Loan payable to facility landlord, secured
     by certain leasehold improvements, bearing
     interest at a rate of 9.97 percent, principal
     and interest payable in monthly installments
     of approximately $2,000 through May 2003            117,000        103,000
   Capital leases (see Note 10)                            5,000         44,000
                                                     -----------    -----------
                                                       1,955,000      2,602,000
   Less--Current portion                                 (19,000)    (2,483,000)
                                                     -----------    -----------
                                                     $ 1,936,000    $   119,000
                                                     ===========    ===========

The following summarizes, by year, the required principal debt payments as of December 31, 1997:

      Years ending December 31,
                  1998                               $2,483,000
                  1999                                   29,000
                  2000                                   29,000
                  2001                                   28,000
                  2002                                   23,000
                  Thereafter                             10,000
                                                     ----------
                                                     $2,602,000
                                                     ==========

8. Notes Payable to Stockholders

Notes payable to stockholders consist of the following at December 31, 1996 and 1997:

                                                       1996         1997
                                                    ---------    ---------
      Unsecured note payable to current chairman
        of the board, subordinate to the bank
        credit facility, bearing interest at a
        rate of 9 percent (see Note 11)             $  78,000    $  78,000
      Unsecured note payable to a director of the
        Company, bearing interest at a rate of
        9 percent, paid in full in 1997,
        (see Note 11)                                 100,000           --
                                                    ---------    ---------
                                                      178,000       78,000
      Less--Current portion                          (100,000)     (78,000)
                                                    ---------    ---------
                                                    $  78,000    $      --
                                                    =========    =========

9. Subordinated Convertible Debt

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

During 1997, the Company raised capital through the placement of three different series of Subordinated Convertible Notes bearing interest at rates of 6, 7 and 8 percent, respectively. Each series is convertible into common stock commencing 90 days after issuance at discounted conversion prices based on 75 percent of the average bid price for the five days preceding conversion. For the 7 percent notes, the conversion price per share is limited to a maximum of $2.875 per share.

The 12 percent Subordinated Convertible Notes of $325,000 at December 31, 1997 became due and payable on November 27, 1997. The debtholder has been informed by the Company that the $325,000 of debt is subordinated to the line of credit and term financing with its finance company.

The terms associated with each series and the related amounts raised and converted during 1996 and 1997 are as follows:

                                                                  Outstanding
                                    Raised         Converted         As Of
                                    During          During        December 31,
                                     1996            1996            1996
                                  ==========      ==========      ==========
Seven percent notes,
  due March 31, 2001:
           Amount                 $1,250,000      $   67,000      $1,183,000
           Shares                                     32,000

Eight percent notes,
  due October 31, 1998:
           Amount                 $  600,000      $  110,000      $  490,000
           Shares                                    127,000

Twelve percent notes,
  due November 27, 1997:
           Amount                 $2,100,000      $  520,000      $1,580,000
           Shares                                    317,000

Total:
           Amount                 $3,950,000      $  697,000      $3,253,000
                                  ==========      ==========      ==========
           Shares                                    476,000
                                                  ==========

                                                                   Outstanding
                            Outstanding    Raised     Converted        As Of
                              As Of        During       During     December 31,
                               1996         1997         1997         1997
                            ==========   ==========   ==========   ==========
Seven percent notes,
  due March 31, 2001:
           Amount           $1,183,000   $   25,000   $1,108,000   $  100,000
           Shares                                      1,527,000

Eight percent notes,
  due October 31, 1998:
           Amount           $  490,000   $       --   $  490,000   $       --
           Shares                                        639,000

Twelve percent notes,
  due November 27, 1997:
           Amount           $1,580,000   $       --   $1,255,000   $  325,000
           Shares                                      1,856,000

Six percent notes,
  due December 31, 1998:
           Amount           $       --   $1,000,000   $1,000,000   $       --
           Shares                                      3,261,000

Eight percent notes,
  due August 31, 1999:
           Amount           $       --   $1,100,000   $       --   $1,100,000

Total:
           Amount           $3,253,000   $2,125,000   $3,853,000   $1,525,000
                            ==========   ==========   ==========   ==========
Shares                                                 7,283,000
                                                      ==========

In accordance with generally accepted accounting principles, the fixed discount on the conversion feature of the above notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible (90 days). In addition, the 10 percent stock bonus upon conversion of the 12 percent debt is also deemed to be interest. In connection with the issuance of the above notes the Company recorded interest expense in the amounts of $1,423,000 and $800,000 in the accompanying statements of operations for the years ended December 31, 1996 and 1997, respectively.

10. Commitments and Contingencies

The Company leases its office space, manufacturing facility, showroom and certain property and equipment under long-term operating leases expiring at various dates through 2003. Total rent expense under these operating leases was approximately $372,000 in 1996 and $333,000 in 1997.

Included in property and equipment is approximately $72,000 of equipment which is leased under noncancellable leases accounted for as capital leases which expire in September 2001 (see Note 7).

Total minimum lease payments under the above leases are as follows:

                                   Capital    Operating
                                    Lease       Leases        Total
                                   -------    ----------    ----------
      Year ending December 31,
            1998                   $18,000    $  330,000    $  348,000
            1999                    16,000       324,000       340,000
            2000                    14,000       304,000       318,000
            2001                     9,000       282,000       291,000
            2002                     -           278,000       278,000
            Thereafter               -           304,000       304,000
                                   -------    ----------    ----------
                                    57,000    $1,822,000    $1,879,000
                                              ==========    ==========
      Less--Amount representing
        interest (22.8 percent)    (13,000)
                                   -------
      Present value of minimum
        lease payments              44,000
      Less--Current portion        (13,000)
                                   -------
                                   $31,000
                                   =======

The Company has commitments under two royalty agreements. The first agreement requires the Company to pay an individual five percent of net sales generated by a product line designed by that individual. The second agreement requires the Company to pay an individual $5,000 per month for the use of technology designed by such individual. The second agreement was terminated at the close of March 1997. Total royalty expense was approximately $108,000 in 1996 and $16,000 in 1997.

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

11. Related-Party Transactions

The Company sells lighting products to a company owned in part by a stockholder. The Company had sales to this affiliated company of approximately $16,000 in 1996. In 1997, the Company did not have any sales to this affiliated company.

The Company has notes receivable from two of its officers (see Note 3).

The Company has notes payable with stockholders and a director (see Note 8).

The Company granted stock warrants to stockholders (see Note 12).

In 1996, the Company converted a $147,000 note payable to stockholder into 107,000 shares of common stock.

In 1996, in connection with a private placement of common stock, the Company converted $200,000 of notes payable to stockholders into 200,000 shares of common stock.

In 1997, two directors of the Company performed legal and professional services for the Company. Total expenses related to the services provided by the two directors totaled $101,000.

12. Stock Option Plan and Warrants

The Company has four Stock Option Plans under which the Company is authorized to issue incentive and non-qualified stock options to its directors, officers, key employees and consultants totaling up to 760,000 shares of common stock. At December 31, 1997, 740,000 shares are available for future grant under these plans. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire ten years after the date of grant. Options granted under these plans are fully vested immediately upon issuance.

The Company has also granted to non-employees options under no specific plan. All such options were granted prior to 1995 and were canceled in 1996.

The Company has granted warrants to stockholders, directors, officers, consultants, underwriters and a finance company in connection with various transaction including issuance of debt, extension of debt, private placement of common shares, consulting services and the initial public offering of common shares. All warrants are granted at exercise prices not less than the fair market value on the date of grant and expire from two to five years after the date of grant. Warrants are fully exercisable immediately upon grant.

In 1996, the Company adopted SFAS 123. Therefore, the following information is presented in accordance with the provisions of SFAS 123.

A summary of the Company's Stock Option Plans and changes in outstanding options for the years ended December 31, 1996 and 1997 follows:

                                        1996                  1997
                                -------------------  -----------------------
                                           Weighted                 Weighted
                                 Shares    Average    Shares        Average
                                  Under    Exercise    Under        Exercise
                                 Option     Price     Option         Price
                                 ------    --------   ------        --------
OPTIONS OUTSTANDING,
  beginning of year              20,000    $  4.75    20,000       $  4.75

  Canceled                           --         --        --            --
                                 ------               ------
OPTIONS OUTSTANDING,
  end of year                    20,000    $  4.75    20,000       $  4.75
                                 ======               ======

As of December 31, 1997, all outstanding options have a remaining life of approximately 6 years and all are currently exercisable.

A summary of the Company's outstanding warrants and activity for the years ended December 31, 1996 and 1997 follows:

                                    1996                      1997
                         --------------------------   -------------------------
                                         Weighted                   Weighted
                            Shares       Average        Shares      Average
                             Under       Exercise        Under      Exercise
                            Warrant       Price         Warrant      Price
                            -------      --------       -------     --------
WARRANTS OUTSTANDING,
  beginning of year          345,000      $  4.30     1,310,000      $  1.94

  Granted                  1,125,000         1.97            --           --

  Canceled                  (160,000)        7.25            --           --
                           ---------                  ---------

WARRANTS OUTSTANDING,
  end of year              1,310,000      $  1.94     1,310,000      $  1.94
                           =========                  =========

Warrants exercisable
  at end of year           1,310,000      $  1.94     1,310,000      $  1.94
                           =========                  =========

Weighted average fair
  value of warrants
  granted during the                      $  1.32                    $    --
                                          =======                    =======

The following table summarizes information about the warrants outstanding at December 31, 1997:

                       Number         Weighted Average        Number
   Range of        Outstanding at         Remaining       Exercisable at
Exercise Prices   December 31, 1997   Contractual Life   December 31, 1997
---------------   -----------------   ----------------   -----------------

  $1.50                60,000             3.1 years            60,000
  $1.75               395,000             3.0 years           395,000
  $2.00               805,000             3.3 years           805,000
  $3.00                50,000             3.7 years            50,000
                    ---------                               ---------
                    1,310,000                               1,310,000
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

During the year ended December 31, 1996, the fair value of warrants granted in connection with the issuance of debt was $39,000, $34,000 of which is recorded as prepaid interest in the accompanying balance sheets and $5,000 of which is recorded as interest expense - financing obligations in the accompanying statements of operations. Of the $34,000 recorded as prepaid interest in 1996 $19,500 was amortized in 1997 and is included in the accompanying statements of operations.

In 1996, no pro forma disclosures for fair values are required because all computed amounts have been recorded directly to the accompanying balance sheets and statements of operations. In 1997, no pro forma disclosures for fair values are required as there were no options or warrants granted during the year. The amounts recorded in 1996 were determined by estimating the fair value of each option and warrant on its grant date using the Black-Scholes option-pricing model. Assumptions of 5.28 to 6.38 percent for risk free interest rate, 2 to 5 years for expected life, 78.53 to 92.16 percent for expected volatility and no expected dividends were applied to all grants in 1996.

13. Stock Issued to Officers as Compensation

On November 1, 1995, 400,000 shares of stock were granted to certain officers for services performed and to be performed over a ten-year period. These shares will vest ratably over the same ten year period. The market price of the Company's common stock was $1.625 on the date of grant, giving rise to $650,000 of deferred compensation. For each of the years ended December 31, 1996 and 1997, the Company has recognized $65,000 of compensation expense. The remaining unamortized balance is recorded as deferred compensation to be recognized as the stock vests over ten years.