Form 10KSB/A
period 1997-12-31
CSL LIGHTING MANUFACTURING INC
filed 1998-04-29
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

Mark One

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Fiscal Year ended December 31, 1997


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________


                         Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
                  --------------------------------------------
                  (Name of issuer as specified in its charter)


        Delaware                                                 95-4463033
-------------------------                                    -------------------
(State of jurisdiction of                                     (I.R.S. Employer
    incorporation or                                           Identification
     organization)                                                  No.)

   27615 Avenue Hopkins, Valencia,
             California                                          91355-3493
--------------------------------------                       -------------------
              (Address)                                          (Zip Code)

                                (805) 257-4155
                 -----------------------------------------------
                 (Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

      The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 to include the information required by Part III, Items 10, 11 and 12.

                                     ITEM 10

                             EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer, and the other two most highly paid executive officers of the Company who earned more than $100,000 during the fiscal years ended December 31, 1997 (the "Named Executive Officers").

Summary Compensation Table

                                                                                                 Long Term Compensation
                                                                                                 ----------------------
                                                Annual Compensation                            Awards               Payout
                                                -------------------                -----------------------------------------------
              (a)                    (b)             (c)       (d)       (e)            (f)            (g)      (h)        (i)

                                                                        Other                                              All
                                 Year Ending                            Annual       Restricted     Options/    LTIP      Other
Name and Principal Position      December 31,  Annual Salary  Bonus  Compensation  Stock Awards(1)    SARS   Payouts  Compensation
----------------------------------------------------------------------------------------------------------------------------------
Sylvan Gerber                            1997            --      --            --       $16,250        --        --            --
   Former Chief Executive                1996       $98,077      --            --        16,250        --        --            --
     Officer(2)                          1995        11,250      --            --         2,500        --        --            --

Mark Allen                               1997      $159,000      --            --       $32,500        --        --            --
   Chief Executive Officer,              1996       180,125      --            --        32,500        --        --            --
    Vice President-- Finance(2)          1995       112,325      --            --         5,000        --        --            --

Scott Searle                             1997      $247,515      --            --       $16,250        --        --            --
   President                             1996       299,030      --            --        16,250        --        --            --
                                         1995        86,500      --            --         2,500        --        --            --

James P. Norris                          1997      $196,000      --            --            --        --        --            --
   Vice President--                      1996        64,115      --            --            --        --        --            --
     Distribution Sales(3)               1995            --      --            --            --        --        --            --

----------

(1) In November 1995, the Company issued 100,000, 100,000 and 200,000 shares of its common stock pursuant to restricted stock bonus grants to Sylvan Gerber its Chairman and Chief Executive Officer, Scott Searle its President and Mark Allen its Chief Operating Officer, respectively. Such shares vest ratably over a period of ten years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The aggregate value of such restricted stock bonus grants to Mssrs. Gerber, Searle and Allen (calculated by multiplying closing market price of the Company's unrestricted stock on the date of grant by the number of shares awarded) was $162,500, $162,500 and $325,000, respectively.

(2) In December 1997, Mark Allen replaced Sy Gerber as Chief Executive Officer.

(3) Mr. Norris joined the Company in August 1996.

Employment Agreements

      The Company is party to an employment agreement with Mark Allen, for a term expiring in October 1998, pursuant to which he serves as Chief Executive Officer. Mr. Allen's agreements provide for a base salary of $150,000 and for the payment to him upon a "change of control" (as defined in the agreement) of an amount equal to the greater of $150,000 or the compensation remaining due to him for the balance of the employment term.

      Mr. Allen's employment agreement contains strict confidentiality provisions and non-competition covenants. Compensation is subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitles Mr. Allen to participate in any employee benefit plans, such as group life, health, hospitalization and life insurance offered by the Company. Under the agreement, Mr. Allen's employment shall terminate upon his death or disability and may be terminated by the Company for "cause," which is defined as, among other things, an act of fraud or embezzlement, material gross misconduct, conviction of a felony involving moral turpitude and breach of the employee's non-competition or confidentiality covenants.

Option Grants in Fiscal Year 1997 and Fiscal Year-End Option Values

      No options were granted or outstanding to any Named Executive Officer under the Option Plans at December 31, 1997.

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


                                     ITEM 11

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 31, 1998 regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors, each of the Named Executive Officers and directors and executive officers of the Company as a group:

                                                   Number of
                                                     Shares
 Name and Address of                              Beneficially      Percent of
  Beneficial Owner                                   Owned          Ownership
----------------------                           ---------------   -------------

Sylvan Gerber                                      1,511,909(1)        11.0%

Mark Allen                                           303,500(2)         2.2%

Scott Searle                                         100,000              *

Michael Smith                                        150,000(3)         1.1%

Scott Gilderman                                       25,000(4)           *

Directors and
   Officers as
   a Group (5
   persons)                                        2,090,409(5)        15.1%

----------

*   less than 1%

(footnotes on following page)

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

(3) Includes (i) 75,000 shares subject to currently exercisable warrants including 25,000 held by Mr. Smith as custodian for his minor nieces, and
      (ii) 25,000 shares held by Mr. Smith as custodian for the same minors. Mr. Smith disclaims beneficial ownership of the securities held for the benefit of such minors.

(4) Represents shares subject to currently exercisable options. (5) Includes 347,000 shares subject to currently exercisable warrants.

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


                                     ITEM 12

                              CERTAIN TRANSACTIONS


      During 1997, the Company paid approximately $98,000 to Gilderman, Johnson & Co., LLP, an accounting firm, as fees for accounting services performed. Scott Gilderman, a director of the Company, is a partner in such firm.


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                    CSL LIGHTING MANUFACTURING, INC.



                                    By: /s/ Mark Allen
                                        -----------------------------------
                                        Mark Allen, Chief Executive Officer


Dated: April 28, 1998