Form 10QSB
period 1998-03-31
CSL LIGHTING MANUFACTURING INC
filed 1998-05-13
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,564,991 shares of common stock, $.01 par value, as of May 11, 1998.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1. Financial Statements

        Condensed Balance Sheets at
        December 31, 1997 and
        March 31, 1998 (Unaudited).........................................3 - 4

        Condensed Statements of Operations
        for the three months ended
        March 31, 1997 (Unaudited) and
        March 31, 1998 (Unaudited).............................................5

        Condensed Statements of Cash Flows
        for the three months ended March 31, 1997 (Unaudited)
        and March 31, 1998 (Unaudited).........................................6

        Notes to Unaudited Condensed Financial Statements..................7 - 8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations.....................................................9 - 13

PART II - OTHER INFORMATION...................................................13

SIGNATURES....................................................................14

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                       DECEMBER 31,    MARCH 31,
                                                          1997           1998
                                                       ----------     ----------
                                                                     (Unaudited)
CURRENT ASSETS:

 Cash                                                  $  152,000     $   45,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $194,000 at
  December 31, 1997, and
  $188,000 at March 31, 1998                            2,228,000      2,029,000

 Inventories                                            4,346,000      4,253,000

 Other current assets                                     578,000        481,000
                                                       ----------     ----------
                                                        7,304,000      6,808,000
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,696,000 at December 31,
   1997 and $1,806,000 at March 31, 1998                1,365,000      1,258,000
                                                       ----------     ----------

OTHER ASSETS                                              116,000        121,000
                                                       ----------     ----------
                                                       $8,785,000     $8,187,000
                                                       ==========     ==========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,      MARCH 31,
                                                       1997            1998
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  2,483,000    $  2,133,000
   Current portion of notes payable
     to stockholders                                     78,000          78,000
   Accounts payable                                   1,038,000         870,000
   Accrued expenses                                     712,000         608,000
                                                   ------------    ------------
                                                      4,311,000       3,689,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion            119,000         119,000
    Subordinated convertible notes                    1,525,000       1,525,000
    Deferred rent                                       206,000         201,000
                                                   ------------    ------------
                                                      1,850,000       1,845,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued -
    14,067,000 shares at December 31, 1997
    and March 31, 1998
   Outstanding -
    13,552,000 shares at December 31, 1997
    and March 31, 1998                                  136,000         136,000
   Additional paid-in-capital                        16,075,000      16,075,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (510,000)       (494,000)
   Retained deficit                                 (11,859,000)    (11,846,000)
                                                   ------------    ------------
                                                      2,624,000       2,653,000
                                                   ------------    ------------
                                                   $  8,785,000    $  8,187,000
                                                   ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                       1997            1998
                                                   ------------    ------------

NET SALES                                          $  3,198,000    $  3,528,000
COST OF GOODS SOLD                                    1,831,000       2,052,000
                                                   ------------    ------------
                                                      1,367,000       1,476,000
                                                   ------------    ------------
OPERATING EXPENSES:
   Selling                                              769,000         696,000
   General and administrative                           746,000         647,000
                                                   ------------    ------------
                                                      1,515,000       1,343,000
                                                   ------------    ------------
      Income (loss) from operations                    (148,000)        133,000
                                                   ------------    ------------
OTHER EXPENSE:
   Interest expense - financing obligation              (71,000)        (84,000)
   Interest expense - conversion discount
      and additional stock conversion bonus
      for convertible notes                            (175,000)        (35,000)
                                                   ------------    ------------
                                                       (246,000)       (119,000)
                                                   ------------    ------------
      Income (loss) before provision
             for income taxes                          (394,000)         14,000

PROVISION FOR INCOME TAXES                                1,000           1,000
                                                   ------------    ------------
NET INCOME (LOSS)                                  $   (395,000)   $     13,000
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING - BASIC
      AND DILUTED                                     8,525,354      13,552,000
                                                   ============    ============
NET INCOME (LOSS)
      PER COMMON SHARE - BASIC                     $      (0.05)   $       0.00
                                                   ============    ============

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                          1997          1998
                                                                       -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                              $  (395,000)   $  13,000
        Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
         Deferred compensation                                              16,000       16,000
         Depreciation and amortization                                     153,000      130,000
         Provision for doubtful accounts                                  (123,000)      15,000
         Interest expense associated with fixed
            conversion discounts and additional stock bonus                144,000           --
         Increase (decrease) in assets:
                 Accounts receivable                                      (145,000)     184,000
                 Inventories                                               361,000       93,000
                 Other                                                    (185,000)      79,000
         Decrease in liabilities:
                 Accounts payable                                         (615,000)    (168,000)
                 Accrued expenses                                           (2,000)    (104,000)
                 Deferred rent                                              (1,000)      (5,000)
                                                                       -----------    ---------
                 Net cash provided by (used in) operating activities      (792,000)     253,000
                                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                (26,000)          --
        Other assets                                                         1,000      (10,000)
                                                                       -----------    ---------
                 Net cash used in investing activities                     (25,000)     (10,000)
                                                                       -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Additions to long-term borrowings                                  201,000           --
        Repayments of long-term debt                                            --     (350,000)
        Proceeds from issuance of subordinated debt                      1,000,000           --
        Costs associated with registration statements                      (13,000)          --
                                                                       -----------    ---------
                 Net cash provided by (used in) financing activities     1,188,000     (350,000)
                                                                       -----------    ---------
NET INCREASE (DECREASE) IN CASH                                            371,000     (107,000)
CASH, beginning of period                                                    7,000      152,000
                                                                       -----------    ---------
CASH, end of period                                                    $   378,000    $  45,000
                                                                       ===========    =========

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contain audited financial information as of December 31, 1997 and 1996. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Certain prior year financial information has been reclassified to conform to current year presentation.

2. WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". For the three months ended March 31, 1997 and 1998 stock options were not included as their effect would be anti-dilutive.

3. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1997 and March 31, 1998:

                               December 31,   March 31,
                                   1997         1998
                               ------------   ---------

               Raw Material    $ 1,042,000   $ 1,002,000
               Finished Goods    3.304,000     3,251,000
                               -----------   -----------
                               $ 4,346,000   $ 4,253,000
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

The current provision for income taxes for the three months ended March 31, 1998 consists of the minimum state tax.

5. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1997 and 1998 are as follows:

                                    1997      1998
                                    ----      ----

               Interest paid      $ 67,000  $ 80,000
                                  ========  ========
               Income taxes paid  $  1,000  $  1,000
                                  ========  ========

The Company incurred the following non-cash transactions for the three months ended March 31, 1997:

      Write off of subordinated debt accrued interest canceled in connection with the conversion of subordinated debt to common stock of $86,000;

      Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $217,000;

      Reclassification of other long term asset costs to property, plant and equipment of $164,000;

      The Company converted $2,651,000 of subordinated debt to common stock.

There were no non-cash transactions in the first quarter of 1998.

6. DEBT

Bank Debt

At March 31, 1998 the Company had an outstanding balance of $2,111,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 1998. The Company is of the opinion that its current lender will refinance its debt under the similar terms that are in place as of March 31, 1998. However, there can be no assurance that the Company will be able to refinance its line of credit or term debt on terms acceptable to the Company or at all.

Subordinated Convertible Notes

During 1996 and 1997, the Company raised operating capital through the placement of six different series of Subordinated Convertible Notes bearing interest at rates ranging from six to twelve percent. Each series could be converted into common stock commencing 90 days after issuance at discounted conversion prices based on 75 or 80 percent of the average bid price for the five days preceding the notice of conversion.

As of March 31, 1998 the company had three series of Subordinated Convertible Notes outstanding totaling $1,525,000. During the first quarter of 1998 no subordinated convertible notes were converted to common stock. Interest rates for these notes range from seven to twelve percent.

The twelve percent Subordinated Convertible Note of $325,000 outstanding at March 31, 1998 became due and payable on November 27, 1997. The Company has advised the debt holder that the $325,000 of debt is subordinate to the Company's line of credit and term financing with its bank.

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

Overview:

The Company's strategy is to exploit new markets for its product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. In furtherance of this strategy the Company expanded its operations to include a presence in Asia, Europe and Africa. In addition, the Company also developed overseas distributor relations with foreign entities. These joint venture distribution agreements are exclusive as to certain geographic areas and require minimum purchase commitments. Theses minimum purchase committments vary depending upon the size of the market and the length of the exclusive arrangement. To date the minimum purchase requirements have ranged from $100,000 to $1,000,000 and the period of exclusivity has ranged from one to two years. The Company currently has overseas joint venture and distribution agreements in China, Hong Kong, Singapore, the Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesia and Taiwan. The Company maintains an office, showroom and staff in Singapore to manage these joint venture and distribution arrangements.

During 1997, Management began a cost cutting program to reduce its operating expenses. These cost cutting measures included the reduction of salaries, the consolidation of certain employee responsibilities along with limiting travel, and entertainment. Management continues to analyze its overhead and make adjustments as warranted.

Going Concern Consideration

The Company has suffered recurring losses from operations and had a retained deficit at March 31, 1998 of $11,846,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company is out of compliance with a NASDAQ listing requirement. For continued listing on the NASDAQ SmallCap Market, a company among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its public float of $1,000,000 and a minimum bid price of $1.00 per share. While at March 31, 1998 the Company met the other requirements for continued listing on the NASDAQ

SmallCap Market, the Company did not meet the minimum bid requirement. The Company may not meet this requirement in the near future. Accordingly, it appears that the Company's common stock may be dropped from the Nasdaq SmallCap Market.

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

o The Company is currently in the process of exploring a strategic partnership and/or a synergistic merger.

o The Company will continue to evaluate its costs and reduce expenditures as warranted.

o     The Company will seek to raise additional capital as necessary.

There can be no assurance that the Company's expansion efforts, development of distribution relationships, merger with a strategic partner or efforts to raise additional capital will be successful or will enable the Company to meet its current operating needs. In addition, there can be no assurance that the Company's products will be successful in its foreign markets or that the Company will be able to produce and distribute products in sufficient quantities or at sufficient price levels to make its expansion effort profitable.

Sales

Sales increased by $330,000 or 10.4% from $3,198,000 for the three months ended March 31, 1997, to $3,528,000 for the three months ended March 31, 1998. The increase in sales for the three months ended March 31, 1998 over the three months ended March 31, 1997 is attributable to Management's focus on domestic sales.

Gross Profit

Gross profit increased by $109,000 or 8.0% from $1,367,000 for the three months ended March 31, 1997 to $1,476,000 for the three months ended March 31, 1998. Gross profit as a percentage of net sales decreased 0.9% from 42.8% for the three months ended March 31, 1997, to 41.9% for the three months ended March 31, 1998. The decrease in margin as a percentage of sales is attributable to an increase in material expense for the quarter. The dollar increase in gross profit is attributable to the Company's increased sales volume.

Selling Expense

Selling expenses decreased by $73,000 or 9.5% from $769,000 for the three months ended March 31, 1997 to $696,000 for the three months ended March 31, 1998. Selling expense as a percentage of net sales decreased 4.3% from 24.1% for the three months ended March 31, 1997 to 19.8% for the three months ended March 31, 1998.

The decrease in selling expense as a percentage of sales and dollars for the three months ended March 31, 1997 and 1998 of 4.3% and $73,000, respectively, is attributable to (i) reduced expenditures for the Company's foreign operations, primarily in Shanghai China, (ii) reduced commissions, and (iii) the utilization of in-house design personnel to reduce royalties generated on certain products.

General and Administrative Expenses

General and administrative expenses decreased by $99,000 or 13.3% from $746,000 for the three months ended March 31, 1997 to $647,000 for the three months ended March 31, 1998. General and administrative expense as a percentage of net sales decreased 5.0% from 23.4% for the three months ended March 31, 1997 to 18.4% for the three months ended March 31, 1998.

The decrease in general and administrative expenses as a percentage of sales and dollars for the three months ended March 31, 1997 and 1998 of 5% and $99,000, respectively, is attributable to reductions in employee levels and salaries, insurance premiums, overseas travel, and public relations costs. Decreases in general and administrative costs were partially offset by increases in legal fees.

Other Expense

Other expense as a percentage of net sales for the three months ended March 31, 1997 and 1998 were 7.7% and 3.4%, respectively. For the three months ended March 31, 1997 and 1998, other expense were $246,000 and $119,000, respectively. The decrease in other expense as a percentage of net sales and dollars of 4.4% and $127,000, respectively, is primarily due to the Company, in the first quarter of 1997, recognizing $144,000 of interest expense from the conversion of 6% subordinated convertible notes to common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of this subordinated convertible note as interest expense. In the first quarter of 1998, interest expense consisted of interest from the Company's bank line of credit and term debt financing and subordinated convertible notes of $84,000 and $35,000, respectively. The Company did not issue any convertible subordinated notes in the first quarter of 1998. The increase in the Company's interest expense from financing is due to additional borrowings on the Company's bank line of credit.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1997 and 1998 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first quarter of 1998, the Company provided cash from operations of $253,000. The net cash provided from operations is primarily attributable to the Company's earnings before depreciation, aggressive collection of its accounts receivable and use of existing inventory. In addition, the Company used cash from operations to pay down its accounts payable and accrued expenses.

During the first quarter of 1998, net cash used in investing activities, of $10,000, consisted primarily of costs relating to trademarks.

During the first quarter of 1998, net cash used in financing activities, of $350,000, consisted primarily of payments on the Company's bank line of credit.

At March 31, 1998, the Company had an outstanding balance of $2,111,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 1998. The Company believes that its current lender will refinance its debt under the similar terms that are in place as of March 31, 1998. However, there can be no assurance that the Company will be able to refinance its line of credit or term debt on terms acceptable to the Company or at all.

The twelve percent Subordinated Convertible Note of $325,000 outstanding at March 31, 1998 became due and payable on November 27, 1997. The Company has advised the debt holder that the $325,000 of debt is subordinate to the Company's line of credit and term financing with its bank.

The Company believes that it will be able to generate sufficient cash flows to help support its operations through fiscal 1998. If, however, the Company generates losses from operations it may be required to raise additional funding to support its operations and or explore alternatives with respect to future operations of its business including strategic partners or a potential synergistic merger. The Company is currently in the process of exploring strategic alliances or merger alternatives. However, there is no assurance that the Company will consummate any such transaction: the failure of which, absent other capital raising activity, will significantly impact the Company's ability to continue operations as a going concern. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

The Securities and Exchange Commission ("the Commission") has approved new maintenance requirements for the NASDAQ SmallCap Market. For continuing listing, on the NASDAQ SmallCap Market, a company among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its public float of $1,000,000 and a minimum bid price of $1.00 per share. While at March 31, 1998 the Company met the other requirements for continued listing on the NASDAQ SmallCap Market, the Company did not meet the minimum bid requirement. The Company may not meet this requirement in the near future. Accordingly, it appears that the Company's common stock may be dropped from the Nasdaq SmallCap Market. In the event that the Company's common stock is delisted for the NASDAQ stock market, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell, or to obtain quotations as to price of, the Company's common stock. The Company has in the past years been able to raise additional funds primarily through the issuance of convertible notes with a fixed discount feature. However, the delisting of the Company's stock by NASDAQ would adversely impact the Company's ability to raise additional capital.

Year 2000 Issue

      Management does not anticipate material costs, problems or uncertainties associated with the year 2000 issue. The Company will rely upon third party vendors of its software used internally to become Year 2000 compliant.

The Company believes that inflation has not had a material impact on it operations.

PART II - OTHER INFORMATION

      Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                  CSL LIGHTING MANUFACTURING, INC.


                                          By: /s/ Mark Allen
                                              ---------------------------
                                              Mark Allen,
                                              Chief Executive Officer


                                          By: /s/ Sylvan Gerber
                                              ---------------------------
                                              Sylvan Gerber,
                                              Chairman of the Board

Dated: May 12, 1998