Form 10-Q
period 1998-06-30
CSL LIGHTING MANUFACTURING INC
filed 1998-08-13
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,215,632 shares of common stock, $.01 par value, as of August 14, 1998.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1. Financial Statements

        Condensed Balance Sheets at
        December 31, 1997 and
        June 30, 1998  (Unaudited).....................................   3 - 4

        Condensed Statements of Operations
        for the six months ended
        June 30, 1997  (Unaudited) and
        June 30, 1998 (Unaudited)......................................       5

        Condensed Statements of Operations
        for the three months ended
        June 30, 1997 (Unaudited) and June 30, 1998
        (Unaudited)....................................................       6

        Condensed Statements of Cash Flows
        for the six months ended June 30, 1997 (Unaudited)
        and June 30, 1998 (Unaudited)..................................       7

        Notes to Unaudited Condensed Financial Statements..............  8 - 10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations.................................................. 11 - 15

PART II - OTHER INFORMATION............................................      15

SIGNATURES.............................................................      16

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                       DECEMBER 31,    JUNE 30,
                                                          1997          1998
                                                       ----------    ----------
                                                                     (Unaudited)
CURRENT ASSETS:

 Cash                                                  $  152,000    $   20,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $194,000 at
  December 31, 1997, and
  $200,000 at June 30, 1998                             2,228,000     1,852,000

 Inventories                                            4,346,000     4,558,000

 Other current assets                                     578,000       372,000
                                                       ----------    ----------
                                                        7,304,000     6,802,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $1,696,000 at December 31,
   1997 and $1,915,000 at June 30, 1998                 1,365,000     1,167,000

OTHER ASSETS                                              116,000       113,000
                                                       ----------    ----------
                                                       $8,785,000    $8,082,000
                                                       ==========    ==========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,       JUNE 30,
                                                       1997            1998
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  2,483,000    $  2,122,000
   Bank overdraft                                            --          95,000
   Current portion of notes payable
     to stockholders                                     78,000          78,000
   Accounts payable                                   1,038,000         968,000
   Accrued expenses                                     712,000         567,000
                                                   ------------    ------------
                                                      4,311,000       3,830,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion            119,000         119,000
    Subordinated convertible notes                    1,525,000       1,457,000
    Deferred rent                                       206,000         195,000
                                                   ------------    ------------
                                                      1,850,000       1,771,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    13,552,000 shares at December 31, 1997
    14,215,632 shares at June 30, 1998                  136,000         138,000
   Additional paid-in-capital                        16,075,000      16,148,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (510,000)       (477,000)
   Retained deficit                                 (11,859,000)    (12,110,000)
                                                   ------------    ------------
                                                      2,624,000       2,481,000
                                                   ------------    ------------
                                                   $  8,785,000    $  8,082,000
                                                   ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                          1997            1998
                                                      ------------    ------------
NET SALES                                             $  6,461,000    $  6,517,000
COST OF GOODS SOLD                                       3,806,000       3,854,000
                                                      ------------    ------------
                                                         2,655,000       2,663,000
                                                      ------------    ------------
OPERATING EXPENSES:
   Selling                                               1,617,000       1,425,000
   General and administrative                            1,526,000       1,254,000
                                                      ------------    ------------
                                                         3,143,000       2,679,000
                                                      ------------    ------------
         Loss from operations                             (488,000)        (16,000)
                                                      ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                           1,000           1,000
   Interest expense - financing obligations               (148,000)       (163,000)
   Interest expense - conversion discount, interest
         and additional stock conversion bonus
         for convertible notes                            (508,000)        (72,000)
                                                      ------------    ------------
                                                          (655,000)       (234,000)
                                                      ------------    ------------
         Loss before provision for income taxes         (1,143,000)       (250,000)

PROVISION FOR INCOME TAXES                                   1,000           1,000
                                                      ------------    ------------
NET LOSS                                              $ (1,144,000)   $   (251,000)
                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OF COMMON STOCK OUTSTANDING                     9,249,000      13,772,000
                                                      ============    ============

NET LOSS PER COMMON SHARE - BASIC                     $      (0.12)   $      (0.02)
                                                      ============    ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                          1997            1998
                                                      ------------    ------------
NET SALES                                             $  3,263,000    $  2,989,000
COST OF GOODS SOLD                                       1,975,000       1,802,000
                                                      ------------    ------------
                                                         1,288,000       1,187,000
                                                      ------------    ------------
OPERATING EXPENSES:
   Selling                                                 848,000         729,000
   General and administrative                              780,000         607,000
                                                      ------------    ------------
                                                         1,628,000       1,336,000
                                                      ------------    ------------
         Loss from operations                             (340,000)       (149,000)
                                                      ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                           1,000           1,000
   Interest expense - financing obligations                (77,000)        (79,000)
   Interest expense - conversion discount, interest
         and additional stock conversion bonus
         for convertible notes                            (333,000)        (37,000)
                                                      ------------    ------------
                                                          (409,000)       (115,000)
                                                      ------------    ------------
         Loss before provision for income taxes           (749,000)       (264,000)

PROVISION FOR INCOME TAXES                                      --              --
                                                      ------------    ------------
NET LOSS                                              $   (749,000)   $   (264,000)
                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OF COMMON STOCK OUTSTANDING                    10,053,000      13,995,000
                                                      ============    ============

NET LOSS PER COMMON SHARE - BASIC                     $      (0.07)   $      (0.02)
                                                      ============    ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                           1997           1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $(1,144,000)   $  (251,000)
        Adjustments to reconcile net loss to
           net cash (used in) provided by operating activities:
         Deferred compensation                                              33,000         33,000
         Depreciation and amortization                                     310,000        257,000
         Provision for doubtful accounts                                  (199,000)        47,000
         Interest expense associated with fixed
            conversion discounts and additional stock bonus                433,000             --
         Decrease (increase) in assets:
                 Accounts receivable                                      (223,000)       329,000
                 Inventories                                               (47,000)      (212,000)
                 Other                                                    (281,000)       177,000
         Increase (decrease) in liabilities:
                 Bank overdraft                                                 --         95,000
                 Accounts payable                                         (136,000)       (70,000)
                 Accrued expenses                                          132,000       (138,000)
                 Deferred rent                                              (4,000)       (11,000)
                                                                       -----------    -----------
                 Net cash (used in) provided by operating activities    (1,126,000)       256,000
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                (87,000)       (21,000)
        Other assets                                                         4,000         (6,000)
                                                                       -----------    -----------
                 Net cash used in investing activities                     (83,000)       (27,000)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Additions to long-term borrowings                                  220,000             --
        Proceeds from the sale of subordinated convertible debt          1,000,000             --
        Repayments of long-term debt                                        (5,000)      (361,000)
        Additional costs associated with the sale of common stock          (13,000)            --
                                                                       -----------    -----------
                 Net cash (used in) provided by financing activities     1,202,000       (361,000)
                                                                       -----------    -----------
NET DECREASE IN CASH                                                        (7,000)      (132,000)
CASH, beginning of period                                                    7,000        152,000
                                                                       -----------    -----------
CASH, end of period                                                    $        --    $    20,000
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

3. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1997 and June 30, 1998:

                                   December 31,   June 30,
                                       1997         1998
                                       ----         ----

                   Raw Material     $1,042,000   $1,021,000
                   Finished Goods    3,304,000    3,537,000
                                    ----------   ----------
                                    $4,346,000   $4,558,000
                                    ==========   ==========

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

The current provision for income taxes for the six months ended June 30, 1998 consists of the minimum state tax.

5. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures for the six months ended June 30, 1997 and 1998 are as follows:

                                             1997        1998
                                             ----        ----

                   Interest paid           $138,000    $154,000
                                           ========    ========
                   Income taxes paid       $  1,000    $  1,000
                                           ========    ========

The Company incurred the following non-cash transactions for the six months ended June 30, 1997:

      Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $264,000;

      Write off of subordinated debt accrued interest canceled in connection with the conversion of subordinated debt to common stock of $137,000;

      Reclassification of long term asset costs to property, plant and equipment of $164,000;

      The Company converted $2,831,000 of subordinated debt to common stock during the first half of 1997.

The Company incurred the following non-cash transactions for the six months ended June 30, 1998:

      Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $7,000;

      The Company converted $68,000 of subordinated debt to common stock during the first half of 1998.

6. DEBT

Bank Debt

At June 30, 1998 the Company had an outstanding balance of $2,107,000 on its bank line of credit and term loan. The line of credit and term loan bear interest at 11.25 percent and 11.5 percent, respectively, and are due in October 1998. The Company is of the opinion that its current lender will refinance its debt under the similar terms that are in place as of June 30, 1998. However, there can be no assurance that the Company will be able to refinance its line of credit or term debt on terms acceptable to the Company or at all.

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

At June 30, 1998 the Company had three series of Subordinated Convertible Notes outstanding totaling $1,457,000. During the second quarter of 1998, $68,000 of subordinated convertible notes were converted to approximately 626,000 shares of common stock. Interest rates for these notes range from seven to twelve percent.

The $325,000 twelve percent Subordinated Convertible Note matured on November 27, 1997. The Company has informed the debt holder that such note is subordinate to the bank.

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

Overview:

      The Company's strategy is to exploit new markets for its product offering, increase the size and scope of its product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. In furtherance of this strategy, during 1996 and 1997, the Company expanded its operations to include a presence in Asia, Europe and Africa. In the first half of 1998 the Company introduced three new product offerings, "Primary Colors", "Spotz", and "Tableau" for release in the third quarter of 1998. Additionally, Management continues to implement cost cutting procedures pertaining to general, selling and administrative expenses. Management has focused its product offerings into four core product categories resulting in a reduction in SKU's. The Company will continue to offer new and innovative products while maintaining its focus on the four core product categories. In the first half 1998 the Company realized significant benefit from its cost cutting measures. As a result of these cost cutting measures for the six months ended June 30, 1998 the Company's earnings before depreciation, amortization and charges related to the Company's subordinated notes was $102,000.

      The Company currently has overseas joint venture distribution agreements in China, Hong Kong, Singapore, The Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesia and Taiwan. Management believes that its recent entry into these markets together with the current fiscal crisis in Asia has adversely impacted its ability to penetrate many of these markets. As such, during the first half of 1998 the Company refocused its sales effort into the domestic marketplace

Going Concern Consideration

The Company has suffered recurring losses from operations and has a retained deficit at June 30, 1998 of $12,110,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company is currently out of compliance with the NASDAQ Small cap market listing requirements. For continued listing, on the NASDAQ SmallCap Market, a company among other criteria, must have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its public float of $1,000,000 and a minimum bid price of $1.00 per share. At June 30, 1998 the Company met all of the requirements for its continued listing on the NASDAQ SmallCap Market except for the minimum bid price requirement of $1.00. The Company may not meet this requirement in the near future. The Company has filed a proxy statement requesting shareholder approval for a 1 for 13 reverse stock split. This shareholders meeting is currently scheduled for August 28, 1998. NASDAQ has granted an extension to the Company for continued listing till August 31, 1998 at which time the Company must meet all the aforementioned criteria for continued listing on the NASDQ small cap market. There is no assurance that the Company's common stock will continue to be listed on the NASDQ Small cap market.

Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and sustain the Company's operations through fiscal 1998. Management's plans include the following:

o The Company is currently in the process of exploring a strategic partnership and/or a synergistic merger to expand its product offerings.
o The Company will continue to evaluate its costs and reduce expenditures as warranted.
o The Company plans to expand its existing markets worldwide and increase the size and scope of its product offerings. Management believes that the continued development of its distribution relationships, along with increasing the size and scope of its product offerings will support the Company's growth effort in the worldwide markets.
o     The Company will seek to raise additional capital as necessary.

There can be no assurance that the Company's expansion efforts, development of distribution relationships, merger with a strategic partner or efforts to raise additional capital will be successful or will enable the Company to meet its current operating needs. In addition, there can be no assurance that the Company's products will be successful in its foreign or domestic markets or that the Company will be able to produce and distribute products in sufficient quantities or at sufficient price levels to make its expansion effort profitable.

Sales

Sales increased by $56,000 or 1.0% from $6,461,000 for the six months ended June 30, 1997, to $6,517,000 for the six months ended June 30, 1998, and sales decreased by $274,000 or 8.4% from $3,263,000 for the three months ended June 30, 1997, to $2,989,000 for the three months ended June 30, 1998. The decrease in sales for the three months ended June 30, 1998 over the three months ended June 30, 1997 is attributable to the Company's decrease in foreign sales primarily in Asia. The small increase in overall domestic sales for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is attributable to the Company focus on the domestic market.

Gross Profit

Gross profit increased by $8,000 or 0.3%% from $2,655,000 for the six months ended June 30, 1997, to $2,663,000 for the six months ended June 30, 1998. Gross profit decreased by $101,000 or 7.8% from $1,288,000 for the three months ended June 30, 1997 to $1,187,000 for the three months ended June 30, 1998. Gross profit as a percentage of net sales decreased 0.2% from 41.1% for the six months ended June 30, 1997, to 40.9% for the six months ended June 30, 1998. Gross profit as a percentage of net sales increased 0.2% from 39.5% for the three months ended June 30, 1997, to 39.7% for the three months ended June 30, 1998. The Company's margins, as a percentage of sales has remained consistent. The dollar decrease in the Company's margins for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is due to lower sales during the three months ended June 30, 1998 as compared to the prior period.

Selling Expense

Selling expenses as a percentage of net sales for the six months ended June 30, 1997 and 1998 were 25.0%, and 21.9%, respectively. Selling expenses as a percentage of net sales for the three months ended June 30, 1997 and 1998 were 26.0% and 24.4%, respectively. For the three and six months ended June 30, 1998, selling expenses were $729,000 and $1,425,000, respectively. For the three and six months ended June 30, 1997, selling expenses were $848,000 and $1,617,000, respectively.

The decrease in selling expense for the six and three months ended June 30, 1998 compared to the three and six months ended June 30, 1997, is attributable to reduced expenditures for the Company's foreign operations, primarily in China, and the reduction of certain sales and advertising salaries.

General and Administrative Expenses

General and administrative expenses decreased by $272,000 or 17.8 % from $1,526,000 for the six months ended June 30, 1997, to $1,254,000 for the six months ended June 30, 1998. General and administrative expenses decreased by $173,000 or 22.2% from $780,000 for the three months ended June 30, 1997 to $607,000 for the three months ended June 30, 1998. The decrease in general and administrative expenses form the three and six months ended June 30, 1998 as compared to the prior periods is attributable to reductions in salaries, foreign travel and related expenses.

Other Income and (Expense)

Other income and expense as a percentage of net sales for the three months ended June 30, 1997 and 1998 were 12.5% and 3.8%, respectively. Other income and expense expenses as a percentage of net sales for the six months ended June 30, 1997 and 1998 were 10.1% and 3.6%, respectively. For the three months ended June 30, 1997 and 1998, other income and expense were $409,000 and $115,000, respectively. For the six months ended June 30, 1997 and 1998 other income and expense were $655,000 and $234,000, respectively. The decrease in other income and expense for the three and six months ended June 30, 1998 as compared to the same prior periods is primarily due to the Company, in the first half of 1997, recognizing $433,000 of interest expense from the issuance of 6% subordinated notes convertible into common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of these subordinated convertible notes as interest expense. The Company has not issued any convertible subordinated notes in fiscal 1998. The increase in the Company's interest expense from financing is due to additional borrowings on the Company's bank line of credit.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1997 and 1998 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first half of 1998, the Company provided cash from operations of $256,000. The net cash provided from operations is primarily attributable to the Company's earnings before depreciation, amortization, non-cash interest, and other non-cash expenses. In addition, the Company has aggressively pursued the collections of its accounts receivable. Further, the Company used cash from operations to pay down its accounts payable and accrued expenses.

During the first half of 1998, net cash used in investing activities, of $27,000, consists primarily of costs relating to the purchase of equipment and costs relating to trademarks.

For the six months ended June 30, 1998 net cash used in financing activities, of $361,000, consisted primarily of payments on the Company's bank line of credit.

At June 30, 1998, the Company had an outstanding balance of $2,107,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 1998. The Company is of the opinion that its current lender will refinance its debt under the similar terms that are in place as of June 30, 1998. However, there can be no assurance that the Company will be able to refinance its line of credit or term debt on terms acceptable to the Company or at all.

The Company believes that it will be able to generate sufficient cash flows to help support its operations through fiscal 1998. If, however, the Company generates cash losses from operations it may be required to raise additional funding to support its operations and or explore alternatives with respect to future operations of its business including strategic partners or a potential synergistic merger. The Company is currently in the process of exploring strategic alliances or merger alternatives. However, there is no assurance that the Company will consummate any such transaction: the failure of which, absent other capital raising activity, will significantly impact the Company's ability to continue operations as a going concern. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

The Securities and Exchange Commission ("the Commission") has approved new maintenance requirements for the NASDAQ SmallCap Market. For continuing listing, on the NASDAQ SmallCap Market, a company among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its public float of $1,000,000 and a minimum bid price of $1.00 per share. At June 30, 1998 the Company met all of the requirements for its continued listing on the NASDAQ SmallCap Market, except for the minimum bid price requirement of $1.00. The Company may not meet this requirement in the near future. The Company has filed a proxy statement requesting shareholder approval for a 1 for 13 reverse stock split. This shareholders meeting is currently scheduled for August 28, 1998. NASDAQ has granted an extension to the Company for continued listing till August 31, 1998 at which time the Company must meet all the aforementioned criteria for continued listing on the NASDQ SmallCap market. There is no assurance that the Company's common stock will continue to be listed on the NASDQ Small cap market.

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

                                    CSL LIGHTING MANUFACTURING, INC.

                                        By: /s/ Mark Allen
                                            -----------------
                                            Mark Allen,
                                            Chief Executive Officer
                                            Acting Principal Accounting Officer

Dated: August 14, 1998