Form 10QSB
period 1998-09-30
CSL LIGHTING MANUFACTURING INC
filed 1998-11-13
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,094,477 shares of common stock, $.01 par value, as of November 14, 1998.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1. Financial Statements

        Condensed Balance Sheets at
        December 31, 1997 and
        September 30, 1998 (Unaudited).....................................3 - 4

        Condensed Statements of Operations
        for the nine months ended
        September 30, 1997  (Unaudited) and
        September 30,1998 (Unaudited)..........................................5

        Condensed Statements of Operations
        for the three months ended
        September 30, 1997  (Unaudited) and
        September 30, 1998  (Unaudited)........................................6

        Condensed Statements of Cash Flows
        for the nine months ended September 30, 1997 (Unaudited)
        and September 30, 1998 (Unaudited).....................................7

        Notes to Unaudited Condensed Financial Statements.................8 - 10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations....................................................11 - 15

PART II - OTHER INFORMATION...................................................15

SIGNATURES....................................................................16

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1997           1998
                                                    ------------   -------------
                                                                   (Unaudited)
CURRENT ASSETS:

Cash                                                $  152,000       $       --

Accounts receivable, net of
  allowance for doubtful accounts of $194,000
  at December 31, 1997, and $241,000 at
  September 30, 1998                                 2,228,000        1,609,000

Inventories                                          4,346,000        4,451,000

Other current assets                                   578,000          314,000
                                                    ----------       ----------
                                                     7,304,000        6,374,000

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation and
  amortization of $1,696,000 at December 31,
  1997 and $2,022,000 at September 30, 1998          1,365,000        1,073,000

OTHER ASSETS                                           116,000          113,000
                                                    ----------       ----------
                                                    $8,785,000       $7,560,000
                                                    ==========       ==========


  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       1997            1998
                                                   ------------    -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long - term debt              $  2,483,000    $  1,991,000
  Bank overdraft                                           --            30,000
  Current portion of notes payable
    to stockholders                                      78,000          78,000
  Accounts payable                                    1,038,000       1,085,000
  Accrued expenses                                      712,000         627,000
                                                   ------------    ------------
                                                      4,311,000       3,811,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
  Long - term debt, net of current portion              119,000         119,000
  Subordinated convertible notes                      1,525,000       1,457,000
  Deferred rent                                         206,000         189,000
                                                   ------------    ------------
                                                      1,850,000       1,765,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
  Authorized - 1,000,000 shares
  Issued and Outstanding - none                            --              --

  Common stock, $.01 par value:
  Authorized - 30,000,000 shares
  Issued and Outstanding -
   1,042,462 shares at December 31, 1997
   1,094,477 shares at September 30, 1998               136,000         138,000
  Additional paid-in-capital                         16,075,000      16,148,000
  Less - Shares held in treasury                     (1,218,000)     (1,218,000)
  Deferred compensation                                (510,000)       (461,000)
  Retained deficit                                  (11,859,000)    (12,623,000)
                                                   ------------    ------------
                                                      2,624,000       1,984,000
                                                   ------------    ------------
                                                   $  8,785,000    $  7,560,000
                                                   ============    ============


  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         1997           1998
                                                     -----------    -----------

NET SALES                                            $ 9,541,000    $ 9,528,000
COST OF GOODS SOLD                                     5,626,000      5,821,000
                                                     -----------    -----------
                                                       3,915,000      3,707,000
                                                     -----------    -----------
OPERATING EXPENSES:
 Selling                                               2,388,000      2,073,000
 General and administrative                            2,481,000      2,057,000
                                                     -----------    -----------
                                                       4,869,000      4,130,000
                                                     -----------    -----------
    Loss from operations                                (954,000)      (423,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
 Interest and other income                                 4,000          1,000
 Interest expense - financing obligations               (221,000)      (239,000)
 Interest expense - conversion discount, interest
    and additional stock conversion bonus for
    convertible notes                                   (661,000)      (103,000)
                                                     -----------    -----------
                                                        (878,000)      (341,000)
                                                     -----------    -----------
    Loss before provision for income taxes            (1,832,000)      (764,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET LOSS                                             $(1,833,000)   $  (765,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                          780,980      1,060,325
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (2.35)   $     (0.72)
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         1997           1998
                                                     -----------    -----------

NET SALES                                            $ 3,080,000    $ 3,011,000
COST OF GOODS SOLD                                     1,820,000      1,967,000
                                                     -----------    -----------
                                                       1,260,000      1,044,000
                                                     -----------    -----------
OPERATING EXPENSES:
 Selling                                                 771,000        648,000
 General and administrative                              955,000        805,000
                                                     -----------    -----------
                                                       1,726,000      1,453,000
                                                     -----------    -----------
     Loss from operations                               (466,000)      (409,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
 Interest income                                           3,000           --
 Interest expense - financing obligations                (73,000)       (76,000)
 Interest expense - conversion discount, interest
     and additional stock conversion bonus for
     convertible notes                                  (153,000)       (31,000)
                                                     -----------    -----------
                                                        (223,000)      (107,000)
                                                     -----------    -----------
     Loss before provision for income taxes             (689,000)      (516,000)

PROVISION FOR INCOME TAXES                                  --             --
                                                     -----------    -----------
NET LOSS                                             $  (689,000)   $  (516,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING                         816,962      1,094,477
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.84)   $     (0.47)
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                         condensed financial statements

                       CSL LIGHTING MANUFACTURING, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                               1997           1998
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(1,833,000)   $  (765,000)
 Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
 Deferred compensation                                          49,000         49,000
 Depreciation and amortization                                 469,000        377,000
 Provision for doubtful accounts                              (185,000)        87,000
 Interest expense associated with fixed
  conversion discounts and additional stock bonus              556,000           --
 Decrease (increase) in assets:
   Accounts receivable                                         (94,000)       532,000
   Inventories                                                (277,000)      (105,000)
   Other                                                      (282,000)       227,000
 Increase (decrease) in liabilities:
   Bank overdraft                                               81,000         30,000
   Accounts payable                                           (368,000)        47,000
   Accrued expenses                                             77,000        (77,000)
   Deferred rent                                                (9,000)       (17,000)
                                                           -----------    -----------
   Net cash (used in) provided by operating activities      (1,816,000)       385,000
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                          (137,000)       (34,000)
 Other assets                                                   (6,000)       (11,000)
                                                           -----------    -----------
   Net cash used in investing activities                      (143,000)       (45,000)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to long-term borrowings                             219,000           --
 Proceeds from the sale of subordinated convertible debt     2,100,000           --
 Repayments of long-term debt                                  (12,000)      (492,000)
 Repayment of note payable to shareholder                     (100,000)          --
 Subordinated debt issuance costs                             (172,000)          --
 Additional costs associated with the conversion of
  subordinated debt to common stock                            (13,000)          --
                                                           -----------    -----------
   Net cash (used in) provided by financing activities       2,022,000       (492,000)
                                                           -----------    -----------
NET DECREASE IN CASH                                            63,000       (152,000)
CASH, beginning of period                                        7,000        152,000
                                                           -----------    -----------
CASH, end of period                                        $    70,000    $      --
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

3. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1997 and September 30, 1998:

                                                   December 31,  September 30,
                                                   ------------  -------------
                                                       1997          1998
                                                       ----          ----

                      Raw Material                 $ 1,042,000   $ 1,099,000
                      Finished Goods                 3,304,000     3,352,000
                                                   -----------   -----------
                                                   $ 4,346,000   $ 4,451,000
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

The current provision for income taxes for the nine months ended September 30, 1998 consists of the minimum state tax.

5. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures for the nine months ended September 30, 1997 and 1998 are as follows:

                                                        1997          1998
                                                        ----          ----

                      Interest paid                   $206,000      $154,000
                                                      ========      ========
                      Income taxes paid               $  1,000      $  1,000
                                                      ========      ========

The Company incurred the following non-cash transactions for the nine months ended September 30, 1997:

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

The Company incurred the following non-cash transactions for the nine months ended September 30, 1998:

      Write off of subordinated debt issuance costs in connection with the conversion of subordinated debt to common stock of $7,000;

      The Company converted $68,000 of subordinated debt to common stock during the nine months ended September 30, 1998.

6. DEBT

Bank Debt

At September 30, 1998 the Company had an outstanding balance of $1,983,000 on its bank line of credit and term loan. The line of credit and term loan bear interest at 11.25 percent and 11.5 percent, respectively. On October 22, 1998 the Company renewed its line of credit and term loan with its bank through October 2000. The terms of the Company's refinanced bank line call for a maximum borrowing of $4,000,000 primarily based on a formula consisting of a percentage of accounts receivable and inventory. The Company was also successful in reducing its interest rate associated with this facility to prime plus 2.5 percent.

Subordinated Convertible Notes

During 1996 and 1997, the Company raised operating capital through the placement of six different series of Subordinated Convertible Notes bearing interest at rates ranging from six to twelve percent. Each series could be converted, subject to certain terms and conditions, into common stock commencing 90 days after issuance at discounted conversion prices based on 75 or 80 percent of the average bid price of the Company's common stock for the five days preceding the notice of conversion.

At September 30, 1998 the Company had three series of Subordinated Convertible Notes outstanding totaling $1,457,000. During the second quarter of 1998, $68,000 of subordinated convertible notes was converted to approximately 48,154 shares of common stock. Interest rates for these notes range from seven to twelve percent.

The $325,000 twelve percent Subordinated Convertible Note matured on November 27, 1997. The Company has informed the debt holder that such note is subordinate to the bank.

7. CHANGES IN SHAREHOLDER EQUITY

Effective September 3, 1998 the Company implemented a 1 for 13 reverse stock split. The number of outstanding shares in the accompanying balance sheets, statements of operations and notes to the unaudited financial statements for all periods presented have been adjusted to reflect the 1 for 13 reverse stock split.

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

Overview:

CSL Lighting Manufacturing Inc., (the Company) designs, manufactures and markets a line of lighting fixtures utilizing both "low voltage" and standard "line voltage" halogen light sources for sale directly to commercial and residential end users.

The Company's strategy is to exploit new markets for its product offering, increase the size and scope of its product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. In furtherance of this strategy, during 1996, 1997 and 1998 the Company expanded its operations to include a presence in Asia, Europe and Africa. During the nine months ended September 30, 1998 the Company introduced three new product offerings, "Primary Colors", "Spotz", and "Tableau" for release in the third and fourth quarters of 1998. Additionally, Management continues to implement cost cutting procedures pertaining to general, selling and administrative expenses. The Company will continue to offer new and innovative products while maintaining its focus on its core product categories. For the nine months ended September 30, 1998 the Company realized significant benefits from its cost cutting measures. As a result of these cost cutting measures and continued management of its accounts receivables, accounts payables and inventory for the nine months ended September 30, 1998 the Company generated cash flow form operations of $385,000.

The Company currently has overseas joint venture distribution agreements in China, Hong Kong, Singapore, The Philippines, Malaysia, Vietnam, The Sultanate of Oman, Morocco, Indonesia and Taiwan. Management believes that its recent entry into these markets together with the current fiscal crisis in Asia has adversely impacted its ability to penetrate many of these markets. As such, during 1998 the Company refocused its sales effort into the domestic marketplace.

Going Concern Consideration

The Company has suffered recurring losses from operations and has a retained deficit at September 30, 1998 of $12,623,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof.

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

Sales

Sales decreased by $13,000 from $9,541,000 for the nine months ended September 30, 1997, to $9,528,000 for the nine months ended September 30, 1998, and sales decreased by $69,000 or 2.3% from $3,080,000 for the three months ended September 30, 1997, to $3,011,000 for the three months ended September 30, 1998. The decrease in sales for the three and nine months ended September 30, 1998 versus the three and nine months ended September 30, 1997 is attributable to the Company's decrease in foreign sales primarily in Asia.

Gross Profit

Gross profit decreased by $208,000 from $3,915,000 for the nine months ended September 30, 1997, to $3,707,000 for the nine months ended September 30, 1998. Gross profit decreased by $216,000 from $1,260,000 for the three months ended September 30, 1997 to $1,044,000 for the three months ended September 30, 1998. Gross profit as a percentage of net sales decreased 2.1% from 41.0% for the nine months ended September 30, 1997, to 38.9% for the nine months ended September 30, 1998. Gross profit as a percentage of net sales decreased 6.2% from 40.9% for the three months ended September 30, 1997, to 34.7% for the three months ended September 30, 1998. The decrease in the Company's gross profit as a percentage of sales for the three and nine months ended September 30, 1998 versus the three and nine months ended

September 30, 1997 is due to expenses incurred in the third quarter of 1998 in connection with the settlement of certain warranty claims.

Selling Expense

Selling expenses as a percentage of net sales for the nine months ended September 30, 1997 and 1998 were 25.0%, and 21.8%, respectively. Selling expenses as a percentage of net sales for the three months ended September 30, 1997 and 1998 were 25.0% and 21.5%, respectively. For the three and nine months ended September 30, 1998, selling expenses were $648,000 and $2,073,000, respectively. For the three and nine months ended September 30, 1997, selling expenses were $771,000 and $2,388,000, respectively.

The decrease in selling expense for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, is attributable to reduced expenditures for the Company's foreign operations, primarily in China, and the reduction of certain sales and advertising salaries.

General and Administrative Expenses

General and administrative expenses decreased by $424,000 or 17.1% from $2,481,000 for the nine months ended September 30, 1997, to $2,057,000 for the nine months ended September 30, 1998. General and administrative expenses decreased by $150,000 or 15.8% from $955,000 for the three months ended September 30, 1997 to $805,000 for the three months ended September 30, 1998. The decrease in general and administrative expenses for the three and nine months ended September 30, 1998 as compared to the prior periods is attributable to more efficient operations, reductions in salaries, foreign travel and related expenses.

Other Income and (Expense)

Other income and expense as a percentage of net sales for the nine months ended September 30, 1997 and 1998 were 9.2% and 3.6%, respectively. Other income and expense expenses as a percentage of net sales for the three months ended September 30, 1997 and 1998 were 7.2% and 3.6%, respectively. For the nine months ended September 30, 1997 and 1998 other income and expense were $878,000 and $341,000, respectively. For the three months ended September 30, 1997 and 1998, other income and expense were $223,000 and $107,000, respectively. The decrease in other income and expense for the three and nine months ended September 30, 1998 as compared to the same prior periods is primarily due to the Company, in 1997, recognizing $556,000 of interest expense from the issuance of 6% subordinated notes convertible into common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of these subordinated convertible notes as interest expense. The Company has not issued any convertible subordinated notes in fiscal 1998. The increase in the Company's interest expense from financing is due to additional borrowings on the Company's bank line of credit.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 1997 and 1998 reflects the minimum state tax due.

Liquidity and Capital Resources

During 1998, the Company provided cash from operations of $385,000. The net cash provided from operations is primarily attributable to the Company's earnings before depreciation, amortization, non-cash interest, and other non-cash expenses. In addition, the Company has aggressively pursued the collections of its accounts receivable. Further, the Company used cash from operations to pay down certain accrued expenses.

During 1998, net cash used in investing activities of $45,000, consists primarily of costs relating to the purchase of equipment and costs relating to secure trademarks.

During 1998, net cash used in financing activities of $492,000, consisted of payments on the Company's bank line of credit.

At September 30, 1998 the Company had an outstanding balance of $1,983,000 on its bank line of credit and term loan. The line of credit and term loan bear interest at 11.25 percent and 11.5 percent, respectively. On October 22, 1998 the Company renewed its line of credit and term loan with its bank through October 2000. The terms of the Company's refinanced bank line call for a maximum borrowing of $4,000,000 primarily based on a formula consisting of a percentage of accounts receivable and inventory. The Company was also successful in reducing its interest rate associated with this facility to prime plus 2.5 percent.

The Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof.

The Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1998. If, however, the Company experiences losses from operations, it may be required to raise additional working capital to support its operations and/or explore alternatives with respect to future operations of its business including strategic partners or a potential synergistic merger. The Company is currently in the process of exploring strategic alliances or merger alternatives. However, there is no assurance that the Company will consummate any such transaction; the failure of which, absent other capital raising activity, will significantly impact the Company's ability to continue operations as a going concern. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

The Company believes that inflation has not had a material impact on it operations.

Year 2000 Compliance

The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should by completed by mid 1999 thus minimizing the impact of the Y2K problem on the Company's operations.

The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in customer operations could result in one or more customers missing scheduled payments which could impact the Company's cash flow. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

PART II - OTHER INFORMATION

      Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                              CSL LIGHTING MANUFACTURING, INC.


                                     By: /s/ Mark Allen
                                        ----------------------------------------
                                        Mark Allen,
                                        Chief Executive Officer
                                        Acting Principal Accounting Officer

Dated: November 14, 1998