Form 10KSB40
period 1998-12-31
CSL LIGHTING MANUFACTURING INC
filed 1999-04-15
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB

Mark One

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the Fiscal Year ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        95-4463033
---------------------------                 -----------------------------------
 (State of incorporation)                   (I.R.S. employer identification No.)

27615 Avenue Hopkins, Valencia, California                      91355-3447
-------------------------------------------                  ---------------
 (Address of principal executive offices)                       (Zip Code)

                                 (805) 257-4155
                 -----------------------------------------------
                (Issuer's telephone number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
--------------------------------       -----------------------------------------
Common, par value $.01 per share                      NASDAQ

Securities registered under Section 12 (g) of the Exchange Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

       Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure or delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB |X|

       For the year ended December 31, 1998, the revenues of the Registrant were $12,386,000.

       The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and ask price on April 9, 1999, was approximately $540,000.

       As of April 12, 1999, the Registrant had a total of 2,376,384 shares of Common Stock outstanding.

                           INCORPORATION BY REFERENCE

                                      None.

                        CSL LIGHTING MANUFACTURING, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.......................................................................4
  Item 1.      Business .....................................................4
  Item 2.      Properties ..................................................15
  Item 3.      Litigation ..................................................15
  Item 4.      Submissions Of Matters To A Vote Of Security Holders ........15
PART II.....................................................................16
  Item 5.      Market for the Registrant's Common Stock and Related
               Security Holder Matters .....................................16
  Item 6.      Management's Discussion and Analysis Of Financial
               Conditions and Results of Operations ........................16
  Item 7.      Financial Statements ........................................21
  Item 8.      Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure .........................22
PART III....................................................................23
  Item 9.      Directors and Executive Officers of the Registrant ..........23
  Item 10.     Executive Compensation.......................................25
  Item 11.     Security Ownership of Certain Beneficial.....................27
  Item 12.     Certain Transactions.........................................28
  Item 13.     Exhibits And Reports On Form 8-K.............................29

                    FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a statement by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

GENERAL

      CSL Lighting Manufacturing, Inc., (d.b.a. Creative Systems Lighting) (the "Company") designs, manufactures and markets mid to high-end lighting fixtures for both commercial and residential applications on a worldwide basis.

      The Company's product offerings consist of four core product categories including recessed down lighting, accent linear lighting systems, surface system coordinates, and task lighting. Approximately 60% of the Company's products use halogen light sources, which are smaller, longer lasting and more energy efficient light sources in comparison to traditional incandescent light sources. The balance of the Company's core product categories primarily use compact fluorescent, incandescent and xenon lamp sources.

      The Company's core products are specified for use in new construction and in the renovation of commercial and residential properties by architects, engineers, interior designers and lighting designers (the "Specification Market"). The Company's products are also sold directly to contractors, builders and to retail customers through electrical distributors, lighting showrooms, retail specialty stores and Home Centers (the "Consumer Retail Market"). The Company believes that historically, approximately 80% of the Company's sales have been made to the Specification Market and 20% to the Consumer Retail Market.

      In an effort to support its expansion overseas the Company established two factory offices and showrooms in Shanghai, China and in Singapore. During 1997, the Company entered a distribution agreement in Shanghai, China that resulted in the distributor taking management and fiscal responsibility for the Shanghai facility. In addition, during the first quarter of 1999, the Company reevaluated its Singapore operation and closed its Singapore office. The Company may incur certain liabilities as a result of the Singapore office closure which management does not believe will be material to the Company's business and financial results.

      The Company continues to have overseas joint venture and distribution agreements in China, Hong Kong, Singapore, The Philippines, Vietnam, and Taiwan. Management believes that its recent entry into these markets together with the fiscal crisis in Southeast Asia has adversely impacted its ability to penetrate many of these markets.

      In March 1999, the Company completed a private placement of 1,191,752 shares of its common stock, representing 51% of its outstanding shares, to Interiors, Inc. ("Interiors") for total consideration of approximately $2 million. In conjunction with the transaction, Interiors and the Company entered into a Standstill Agreement and the Company expanded its Board of Directors to seven members, including three designees of Interiors.

      Interiors is a leading designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets. Interior's offerings include a wide range of products including decorative lighting, table lamps, framed art, mirrors, and decorative tabletop accessories. Interiors customers include furniture stores and home furnishings centers, catalogue retailers, home improvement centers, department stores and lighting retailers.

      The Company is exploring strategic opportunities with Interiors to expand product sales through cross-marketing arrangements and opportunities to consolidate administrative and manufacturing functions in an effort to improve operating efficiencies, achieve profitability and enhance shareholder value.

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

Product Categories and New Product Offerings

      The Company designs, manufactures and markets recessed down lighting, accent linear lighting systems, surface system coordinates and task lighting systems. Approximately 60% of the Company's product offerings utilize halogen lamps. These light fixtures, which are generally smaller in size, produce a superior quality and intensity of light while not sacrificing style and detail for size. The balance of the Company's products primarily use compact fluorescent, incandescent and xenon lamp sources. The Company markets its lighting products under a variety of proprietary trade names directly and indirectly to commercial and residential end users for installation in private residences, office buildings, hotels, restaurants, stores and other public and private facilities. The Company believes that it has established market niches offering performance engineered and tasks oriented products. The Company believes that historically, approximately 80% of the Company's sales have been made to the Specification Market and 20% to the Consumer Retail Market.

      Substantially all of the Company's product offerings are available in both United States and European/Asian standards.

      Recessed Down Lighting. The Company's most successful product offering is its high-end, low voltage halogen recessed down lighting product line, "Jewel Light", featuring a complete line of die cast trims. A trim is that portion of the light fixture that protrudes from the ceiling. As the market evolved and expanded in this product category, a substantial market for lesser quality (stamped versus die cast trims) with reduced price points developed. To address this market need the Company introduced its Echo 21 line of low voltage halogen recessed down lighting with appropriate price points. Echo 21 specifically addresses the budget-oriented market and complements the Company's higher quality and successful "Jewel Light" line. In 1998, the Company continued to expand this product offering to include a number of new applications. Additionally, in 1998 the Company acquired substantially all of the assets of "Ortek" Lighting. Ortek Lighting designs and manufactures a complete line of miniature low-voltage recessed downlights. The Company believes it currently offers the broadest low voltage down light product-line in the industry.

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

      Surface System Coordinates. The Company introduced a systems approach to surface lighting for suspension pendant applications; surface, wall and ceiling mounted units. Surface system coordinates is a series of light module holders with a variety of glass shapes, sizes, colors and lamp sources. The Company also markets its surface system coordinates products under the tradenames "Optica", "Versailles" And "Primary Colors". In 1998, the Company introduced "Spotz" a modular lighting system featuring an array of shades, finishes, holders, mounting possibilities, and means of support such as cord, stem and flexible conduit.

      Task Lighting. This product category includes many of the companies most successful product offerings including under-cabinet lighting marketed under the trade names Sure Task I and II, picture lights marketed under the trade name "Pictura" and die-cast hockey puck styles light systems marketed under the trade name "Apollo". In 1998, the Company introduced "Counter Attack" a low or line voltage halogen dimmable under cabinet light, addressing mounting market demands for a lower priced, utilitarian, under-counter lighting product. Additionally, in 1998 the Company introduced a series of architectural accent table lamps under the trade name "Tableau", offering a high design look at affordable price points.

Manufacturing, Assembly, Design and Tooling

      Substantially all of the Company's products are designed and tooled by the Company and are either manufactured directly by the Company or specifically on its behalf. Approximately 50% of the Company's products are manufactured or assembled in the United States either at its principal facility in Valencia, California or by local subcontractors. The balance of the Company's products are manufactured primarily in China, Taiwan and Europe. Additionally, much of the glass used in the Company's lighting fixtures is made in Venice, Italy, and Vianne, France.

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

Sales and Marketing

      Historically, substantially all of the Company's products were sold in the United States and Canada. During 1996 and 1997, the Company entered into a number of joint venture and cooperative agreements outside the United States to expand its sales and marketing effort worldwide. In 1998, the Company experienced a significant decrease in foreign sales. In 1998 and 1997, 0.7% and 5.8%, respectively, of the Company's sales were to entities outside of the United States and Canada.

      Domestically, the Company has over 1,700 customer accounts and is primarily dependent on independent manufacturer's sales agencies and independent lighting and electrical distributors in selling its products to retail and commercial end users. Five distributors or affiliated group of distributors, individually account for more than 5% of the Company's sales.

      The Company maintains business relationships with approximately 40 manufacturer's representatives who are often agencies employing a number of sales personnel. The Company also has joint ventures and distribution agreements in China, Hong Kong, Singapore, The Philippines, Vietnam, and Taiwan. With respect to sale of the Company's products to the Consumer Retail Market, a distributor generally places an order for the Company's product through a manufacturer's sales agency, who forwards the order to the Company. Alternatively, sales of the Company's products to the Specification Market are typically initiated by a specifier (i.e., an architect, lighting designer, interior designer or electrical engineer) notifying a contractor who contacts either a distributor or manufacturer's sales agency to place the specifier's order with the Company. All products sold to the Consumer Retail Market and the Specification Market are typically sold on net 30 day terms.

      None of the Company's present manufacturer's sales agencies are exclusive to the Company and any of them could terminate their relationship with the Company at any time for any reason. In addition, manufacturer's sales agencies typically represent and distribute competing products. The Company's ability to expand its operations will depend in significant part on its ability to attract and retain qualified manufacturer's sales agencies experienced in the sale of lighting products. The Company presently employs one full-time sales personnel to supervise its manufacturer's sales agencies.

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

      The Company presently has five 800 telephone numbers and employs eight full-time individuals solely in connection with providing customer and technical support for its customers, distributors and sales manufacturer's agencies. Such personnel are available five days per week from 7:00 a.m. to 5:00 p.m. Pacific Coast Time to respond to calls and provide assistance.

Research and Development

      The Company expended approximately $121,000 and $9,000 on research and development during the years ended December 31, 1997 and 1998, respectively. The Company subcontracts its research and development on an as needed basis.

Product Liability

      The manufacture and sale of the Company's products subjects the Company to the risk of product liability claims. The costs of defending or settling such claims could have a material adverse effect on the Company, even if the Company ultimately were to prevail. Although the Company presently has an aggregate of $12 million in product liability insurance, there can be no assurance that such insurance can be maintained at an acceptable cost to the Company or that any damages assessed against the Company will not exceed its coverage.

Competition

      The lighting industry is intensely competitive with respect to price, design, quality and reliability. Among its competitors are numerous international, national and regional manufacturers some of which have equivalent products including Cooper Industries, Inc., Genlyte Group, Juno Lighting, Inc., Hubbell, Inc., Thomas Industries and Lithonia. The majority of the Company's competitors are well established, and have substantially greater financial, managerial, technical, marketing and other resources than the Company. The Company competes based upon price, quality, design and its brand-name recognition.

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

Employees

      As of March 31, 1999 the Company had 40 full-time employees. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

                               Recent Developments

Sale of Equity to Interiors, Inc.

      On March 2, 1999, the Company, consummated the sale of 1,191,752 newly-issued shares of its common stock, par value $0.01 per share (the "Shares"), to Interiors, Inc., a Delaware corporation ("Interiors"), representing approximately 51.0% of the outstanding shares of the Company's Common Stock as of such date (giving effect to such issuance), pursuant to the terms of a Stock Purchase Agreement, dated as of March 1, 1999 (the "Purchase Agreement"), by and between the Company and Interiors. Pursuant to the terms of the Purchase Agreement, Interiors acquired the Shares from the Company in exchange for (i) the cancellation of approximately $1.4 million of outstanding Company convertible debt and related obligations and (ii) $600,000 in cash.

      As contemplated by the Purchase Agreement, the Company and Interiors entered into a Standstill Agreement, dated as of March 1, 1999 (the "Standstill Agreement"), at the time of the purchase of the Shares. Pursuant to the Standstill Agreement, during a standstill period ending July 28, 1999 (which period is subject to early termination in certain circumstances set forth in the Standstill Agreement), Interiors and its "affiliates" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), executive officers and directors (collectively, its "Affiliates") are prohibited from acquiring additional shares of the Company's Common Stock (except by way of stock dividends or other distributions or offerings made available to holders of the Company's Common Stock generally) if the effect of such acquisition would be to increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding. Notwithstanding the foregoing, in the event Interiors shall own less than 51.0% of the outstanding shares of the Company's Common Stock during the standstill period, Interiors may acquire additional shares of the Company's Common Stock during the standstill period, provided that the effect of such acquisition would not increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding.

      In addition, pursuant to the terms of the Purchase Agreement, the Board of Directors of the Company voted to expand the Board of Directors of the Company from four to seven members and appointed four persons to fill vacancies on the Board of Directors of the Company resulting from such expansion and the resignation of one director, three of which persons were designated by the Company and one of which was mutually designated by the Company and Interiors. The Purchase Agreement provides that for a period of not less than 150 days after the closing date of the transaction, six of the seven members of the Board of Directors of the Company shall consist of (a) three persons designated by the pre-closing members of the Board of Directors of the Company, and (b) three persons designated by Interiors. From the date on which the Board of Directors holds its first meeting following the closing of the transactions contemplated by the Purchase Agreement to the date which is 150 days following such closing date, the seventh member of the Board of Directors shall be the person previously mutually agreed upon by the Company's designees and Interior's designees.

      The terms of the Purchase Agreement and the Standstill Agreement, and the transactions contemplated thereby, were determined as a result of arm's-length negotiations between representatives of both the Company and Interior.

Management Changes

      In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and a Director of the Company following his resignation in March 1999 as Chief Executive Officer. Pursuant to the Agreement, the Company has agreed to pay to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen have agreed to exchange general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has agreed to loan to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of Company Common Stock at a conversion price of $0.345 per share (the closing price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved).

      On March 9, 1999, at a Special Meeting of the Board of Directors, the Board terminated Scott Searle as President of the Company. On March 12, 1999, the Company received a letter from Mr. Searle's counsel alleging certain claims against the Company in the amount of $377,600 in connection with his affiliation with the Company. The Company believes the claims are without merit and/or that it has defenses to such allegations and intends to defend itself vigorously.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect the future growth and profitability of the Company and should be considered by any prospective purchaser of the Company's securities:

Accumulated Deficit; Operating Losses; Independent Auditor's Comments Regarding Company's Ability to Continue as a Going Concern

      At December 31, 1998, the Company had an accumulated deficit of $14,220,000. The Company also experienced approximately $2,934,000 and $2,160,000, of operating losses, respectively, during the years ended December 31, 1997 and 1998. These losses and accumulated deficit was generated primarily from lower than expected dollar sales on all product lines, expenditures relating to the start up of overseas offices and operations, and the write-down of certain assets. Further, the report of the Company's independent auditors in connection with the Company's financial statements at December 31, 1998 contains an explanatory paragraph as to Company's ability to continue as a going concern. Among the factors cited by the independent auditors as to the Company's ability to continue as a going concern are that the Company has suffered recurring losses from operations. The Company is exploring opportunities to enhance product sales and reduce operating expenses in an effort to achieve profitability. However, no assurance can be given that the Company will not continue to incur operating losses or that the Company will be able to continue operations as a going concern.

Limited Liquidity

      At December 31, 1998 and March 31, 1999 the Company had working capital of approximately $876,000 and $862,000. The Company continues to experience severe working capital shortages which materially impair its ability to continue as a going concern. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. If the Company continues to experience working capital limitations it will materially impact the Company's financial position and results of operations.

Additional Financing Requirements

      To date the Company has met its capital and operating requirements through public sales of equity and through borrowings. Recently the Company sold 1,191,752 newly issued shares of its common stock, pursuant to which the Company received $600,000 in cash and the cancellation of $1,400,000 in outstanding convertible debt. (See "Recent Developments".) In the past the Company has used convertible debt offerings primary source of funds for working capital and have included "conversion at a discount" features which have had an adverse affect on profit and loss. No assurance can be given that future financings will not include similar "conversion at a discount" features. The Company's continued operations will depend upon revenues, if any, from operations and the availability of equity or debt financing. The Company has no commitments for additional financing. Further, there can be no assurance that the Company will be able to generate levels of revenues and cash flows sufficient to fund operations or that the Company will be able to obtain additional financing on satisfactory terms, if at all, to achieve profitable operations.

Expansion into New Markets; Need for Additional Financing

      The Company believes that a significant portion of its continued growth and profitability is dependent upon its ability to successfully market and ship new products for lighting markets domestically and overseas. The exploitation of these new markets will require working capital in excess of that which the Company has available. There can be no assurance that the Company will be able to generate sufficient revenues from its current or proposed business operations or raise additional moneys necessary to achieve its expansion plan.

No Certainty of New Markets or Market Acceptance of New Product Lines

      The Company has recently expanded operations worldwide, revamped its product offerings and introduced new products for sale to the Specification and the Consumer Retail lighting markets. Although the Company believes that its products have been initially accepted by the Specification and the Consumer Retail lighting markets, there can be no assurance that the Company will be able to successfully manufacture and sell products for either or both of these markets in sufficient quantities or at acceptable price levels to operate profitably.

Highly Competitive Industry

      The lighting industry is intensely competitive with respect to pace, design, quality and reliability. The majority of the Company's competitors are substantially larger in size and have substantially greater financial, managerial, technical, marketing and other resources than the Company.

Risk of International Operations

      The Company believes that there are material risks attendant to its international expansion associated with the stability, both political and economic, of any particular country. Principal among those risks are the nationalization or privatization of any industry with which the Company does business in that such changes tend to impact the time period in which contractual commitments may be honored; currency crises with attendant exchange rate turbulence; and sudden changes in interest rates which generally effect the ability of customers to finance their purchases. There is no assurance that such factors will not have a material adverse effect on the Company's business in the future.

Risk of Foreign Vendors

      A significant portion of the products are manufactured by foreign vendors. The Company believes that there are material risks attendant to its dependence on foreign vendors associated with the stability, both political and economic, of any particular country. Principal among those risks are the time period in which contractual commitments may be honored; currency crises with attendant exchange rate turbulence; and sudden changes in interest rates which generally effect international financial transactions. To date the Company has not experienced any material impact as a result of its reliance on foreign vendors, however, there is no assurance that such factors will not have a material effect on the Company's business in the future.

Dependence on Third Party Manufacturer's Sales Agencies and Distributors

      The Company is primarily dependent on independent manufacturer's sales agencies and independent lighting and electrical distributors in selling the Company's products to retail and commercial end users. Five distributors, or affiliated group of distributors, independently accounted for more than 5% of the Company's sales during 1998. Independent sales representative agencies accounted for approximately 34% of the Company's sales during 1998. The Company is required to sustain relationships with approximately 50 manufacturer's sales agencies worldwide, none of which are exclusive to the Company and any of whom could terminate their relationship with the Company at any time. In addition, manufacturer's sales agencies and distributors typically represent and distribute competing products. In the event the Company were to lose a substantial number of its independent distributors or manufacturer's sales agencies, it could have a material adverse effect on the Company if the Company were unable to find suitable, experienced replacements. The Company's ability to expand its operations will depend in significant part on its ability to attract and retain relationships with qualified manufacturers sales agencies and independent distributors experienced in the sale of lighting products. There is no assurance that the Company will be able to engage and retain qualified manufacturer's sales agencies and independent distributors capable of successfully marketing the Company's products.

Management Transition

      During 1999, the Company has installed a new management team to direct the day-to-day operations of the Company's business. In addition, in March 1999, the Board of Directors of the Company was reconstituted and is currently comprised of a majority of new Directors. The lack of continuity in management of the Company could adversely impact the Company's relationship with its vendors, customers and employees. No assurance can be given that the new management team and reconstituted Board will be successful in implementing the Company's business plan and achieving profitability.

Intellectual Property Rights

      All of the Company's products and their design, as well as the design of the tooling used in the manufacturing of the Company's products, are proprietary to the Company. Further, the Company has sought to establish certain proprietary rights with respect to the marks under which its products and product lines are marketed. Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs and trademarks and trade names under which it does business. The Company's failure or inability to establish appropriate copyrights, trademarks and patents or to adequately protect any of its intellectual property rights may have a material effect on the Company.

Product Obsolescence

      The lighting industry has experienced the introduction of numerous new products in recent years, particularly in the fields of energy efficient and decorative lighting. As a consequence, the demand for lighting products is affected by both energy conservation concerns and changing consumer preferences. Accordingly, there can be no assurance that any or all of the Company's product lines will be accepted by consumers, or if accepted, that they will not become obsolete or out of style. In the event that the marketplace does not accept a significant portion of the Company's products, the Company's sales could be adversely affected.

Underwriter's Laboratories and Other Testing Laboratories Listing

      Substantially all of the Company's products are approved by Underwriter's Laboratories Inc. ("UL"), Electrical Testing Laboratories ("ETL"), or the Canadian Standards Association ("CSA"). These organizations test a wide variety of consumer and commercial products for compliance with United States and Canadian recognized safety standards. In the United States, the laws of certain states prohibit the sale of products that have not obtained and maintained a UL or ETL listing. Even in those states where the Company is not required by law to obtain UL or ETL listing, if it is unable to obtain and maintain such UL or ETL listing on an ongoing basis, its ability to market and sell its products may be adversely affected.

Product Liability

      The manufacture and sale of the Company's products subjects the Company to the risk of product liability claims. The costs of defending or settling such claims could have a material adverse effect on the Company, even if the Company ultimately were to prevail. Although the Company presently has product liability insurance, there can be no assurance that such insurance can be maintained at an acceptable cost to the Company or that any damages assessed against the Company will not exceed its coverage.

Control by Principal Stockholders

      In March 1999, Interiors acquired 51.0% of the outstanding shares of the Company's Common Stock. In conjunction therewith, Messrs. Munn, Belenski and Schwartz, designees of Interiors, were appointed to the Board of Directors of the Company. As a result of its ownership interest, Interiors may be able to elect all of the Company's directors and generally control the affairs of the Company.

Limited Trading Market

      During 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result thereof, the Company's Common Stock is traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. (the "OTC Bulletin Board") and there is a limited trading market in the Common Stock and limited information is available on trading in the Company's Common Stock. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's common stock.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Common Stock.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such Common Stock to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the Common Stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Common Stock and accordingly the market for the Company's Common Stock.

ITEM 2. PROPERTIES

      The Company occupies 52,663 square feet of space at its principal executive offices and manufacturing facility located at 27615 Avenue Hopkins, Valencia, California 91355, for $22,645 per month pursuant to a lease that expires in May 2003. The Company is in discussions and negotiations with the landlord of the property and has informed employees that it may be closing its principal executive offices and manufacturing facility located in Valencia, California. The Company is currently exploring alternative locations for its operations, including the possibility of sharing space and certain administrative functions with Interiors. The Company also leases a showroom at the Dallas Trade Market, in Dallas, Texas occupying 855 square feet for $1,592 per month.

ITEM 3. LITIGATION

      The Company is not a party to any legal proceedings the result of which, in the opinion of management, will have a material adverse effect on the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The following table sets forth, for the periods indicated, the high and low closing prices in the over-the-counter market for the common stock of the Company, as reported by the National Association of Securities Dealers. On September 3, 1998, the Company effected a one-for-thirteen reverse split of its Common Stock, and the information set forth below gives effect thereto for all periods subsequent to September 3, 1998. Through September 22, 1998 the Company's stock was traded on the NASDAQ Small Cap Market under the symbol "CSLX." Effective September 23, 1998 the common stock was delisted from the SmallCap Market for failure to meet the $1.00 minimum bid price listing maintenance standard and has since traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CSLX". At March 31, 1999 the Company believes that it had approximately 850 beneficial holders of its common stock. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                   Calendar 1997       High        Low
                   -------------       ----        ---

                First Quarter        1 9/16       11/16
                Second Quarter        15/16         1/2
                Third Quarter           5/8         1/4
                Fourth Quarter         7/16         1/8

                   Calendar 1998       High         Low
                   -------------       ----         ---

                First Quarter           1/4         1/8
                Second Quarter        15/16         1/8
                Third Quarter           1/8         1/8
                Fourth Quarter         5/16        2/32

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause The Company's Actual Results to Differ From Those Projected in Forward Looking Statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product offerings, and market opportunities, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 11 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview:

      The Company's strategy during 1998 was to exploit new markets for its product offering, increase the size and scope of its product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. During 1996 and 1997 the Company expanded its operations to include a presence in Asia, Europe and Africa. In 1997 and 1998, due in part to the Asian fiscal crisis, the Company reduced its exposure overseas by closing its Shanghai office and by focusing on domestic sales. In March 1999, the Company closed its Singapore office. The Company may incur certain liabilities as a result of the Singapore office closure which management does not believe will be material to the Company's business and financial results. During the year ended December 31, 1998 the Company developed four new product offerings, "Spotz", "Tableau", "Primary Colors" and "Counter Attack" for release in the third and fourth quarters of 1998 and in the first quarter of 1999. The Company also purchased substantially all of the assets of "Ortek" Lighting thereby expanding its low-voltage downlight product offerings. Additionally, management continued to implement cost cutting procedures pertaining to general, selling and administrative expenses. The Company is currently evaluating its core product categories. For the year ended December 31, 1998 the Company realized benefits from its cost cutting measures. As a result of these cost cutting measures and continued management of its accounts receivables, accounts payables and inventory for the year ended December 31, 1998 the Company generated cash flow from operations of $619,000.

      The Company currently has overseas joint venture or distribution agreements in China, Hong Kong, Singapore, The Philippines, and Taiwan. Management believes that its recent entry into these markets together with the current fiscal crisis in Asia has adversely impacted its ability to penetrate many of these markets. As such, during 1998 the Company refocused its sales effort into the domestic marketplace.

      In March 1999, the Company completed a private placement of 1,191,752 shares of its common stock, representing 51% of its outstanding shares, to Interiors, Inc. ("Interiors") for total consideration of approximately $2 million. In conjunction with the transaction, Interiors and the Company entered into a Standstill Agreement and the Company expanded its Board of Directors to seven members, including three designees of Interiors.

      The Company is exploring strategic opportunities with Interiors to expand product sales through cross-marketing arrangements and opportunities to consolidate administrative and manufacturing functions in an effort to improve operating efficiencies, achieve profitability and enhance shareholder value.

Going Concern Consideration

      The Company has suffered recurring losses from operations and had an accumulated deficit at December 31, 1998 of $14,220,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during 1998. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

      Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and continue the Company's operations through fiscal 1999. Management's plan includes the following:

o The sale of a 51% interest in the Company to Interiors Inc., as a strategic investor (See "Recent Developments").
o To reduce general and administrative expense, including management expense.
o     To evaluate its current product offerings and distribution arrangements.
o To negotiate with vendors for reductions in unpaid balances and more favorable credit terms.
o     To evaluate its physical plant requirements.
o To explore cross-marketing opportunities with Interiors and synergistic savings through the consolidation of certain administrative and manufacturing functions with Interiors.

      If, however, the Company experiences losses from operations, it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

Sales

      Sales decreased by $774,000 from $13,160,000 for the year ended December 31, 1997, to $12,386,000 for the year ended December 31, 1998. The decrease in sales for the year ended December 31, 1998 as compared to December 31, 1997 is attributable to the Company's decrease in foreign sales primarily in Asia as well as the Company's decision to discontinue its business with certain large retailers.

Gross Profit

      Gross profit decreased by $1,242,000 from $5,172,000 for the year ended December 31, 1997, to $3,930,000 for the year ended December 31, 1998. Gross profit as a percentage of net sales decreased 7.6% from 39.3% for the year ended December 31, 1997, to 31.7% for the year ended December 31, 1998. The decrease in the Company's gross profit as a percentage of sales and value for the year ended December 31, 1998 versus the year ended December 31, 1997 is due decreased sales volume and the write down of approximately $830,000 related to the Company's inventory. Specifically, the Company reserved for its energy efficient lighting products for approximately $600,000. In addition, the Company reevaluated the process by which it allocates overhead to inventory and as such reduced its overhead pool by approximately $230,000.

Selling Expense

      Selling expenses decreased by $822,000, or 5% from $3,503,000 for the year ended December 31, 1997, to $2,681,000 for the year ended December 31, 1998. Selling expenses as a percentage of net sales for the years ended December 31, 1997 and 1998 were 26.7% and 21.6%, respectively.

      The decrease in selling expense for the year ended December 31, 1998 compared to the year ended December 31, 1997, is attributable to reduced expenditures for the Company's foreign operations, primarily in China, and the reduction of certain sales and advertising personnel and associated payroll and benefit expense.

General and Administrative Expenses

      General and administrative expenses decreased by $133,000 or 4.0% from $3,303,000 for the year ended December 31, 1997, to $3,170,060 for the year ended December 31, 1998. The decrease in general and administrative expenses for the year ended December 31, 1998 as compared to December 31, 1997 is attributable to lower travel costs, reductions in staffing and associated costs. These decreases were offset by increases in reserves for notes receivable - related parties, foreign accounts receivable and penalties relating to common stock registration requirements in connection with the company's outstanding subordinated debt.

Other Income and (Expense)

      Other income and expense as a percentage of net sales for the year ended December 31, 1997 and 1998 were 9.9% and 3.6%, respectively. For the year ended December 31, 1997 and 1998 other income and expense were $1,300,000 and $439,000 respectively. The decrease in other income and expense for the year ended December 31, 1998 as compared to the same prior period is primarily due to the Company, in 1997, recognizing $899,000 of interest expense from the issuance of 6% subordinated notes convertible into common stock at a 25% discount. In accordance with generally accepted accounting principles the Company was required to account for the discount conversion feature of these subordinated convertible notes as interest expense. The Company has not issued any convertible subordinated notes in fiscal 1998. In addition, in 1998 the Company has reduced its bank borrowings by approximately $636,000, which has in turn lowered its interest expense.

Provision for Income Taxes

      The provision for income taxes for the year ended December 31, 1997 and 1998 reflects the minimum state tax due.

Liquidity and Capital Resources

      During 1998, the Company provided cash flow from operations of $619,000. The net cash provided from operations is primarily attributable to the Company's earnings before depreciation, amortization, non-cash interest, and other non-cash expenses. In addition, the Company has aggressively pursued the collections of its accounts receivable and managed its accounts payable and accrued expenses.

      During 1998, net cash used in investing activities of $70,000, consists primarily of costs relating to the purchase of equipment and costs relating to secure trademarks and patents.

      During 1998, net cash used in financing activities of $636,000, consisted primarily of mandatory payments on the Company's bank line of credit.

      On December 31, 1998 the Company had an outstanding balance of $1,902,000 on its bank line of credit and term loan. The line of credit and term loan bear interest at 11.25 percent and 11.5 percent, respectively. On October 22, 1998 the Company renewed its line of credit and term loan with its bank through October 2000. The terms of the Company's refinanced bank line call for a maximum borrowing of $4,000,000 primarily based on a formula consisting of a percentage of accounts receivable and inventory. The Company was also successful in reducing its interest rate associated with this facility to prime plus 2.5 percent.

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

      With the implementation of its 1999 fiscal plan, the Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1999. If, however, the Company experiences continued losses from operations, it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material adverse effect on the Company's operations and financial position.

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

New Authoritative Pronouncements

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

      SFAS 134 "Accounting or Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises," is effective for financial statements with the fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 135, "Recission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

ITEM 7. FINANCIAL STATEMENTS

      Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On January 18, 1999, Arthur Andersen LLP was dismissed by the Company as its independent accountants and Singer, Lewak, Greenbaum & Goldstein, LLP was retained by the Company as its independent accountants. The report of Arthur Andersen LLP included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 included a "going concern qualification".

      The decision to change accountants was approved by the Audit Committee of the Board of Directors as well as the Board of Directors of the Company. During the Company's two most recent fiscal years and the interim period preceding dismissal, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Arthur Andersen LLP has advised the Company by letter dated January 19, 1999 that it agrees with the foregoing statement.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name                      Age                       Position
----                      ---                       --------

Max Munn                  55             Chairman of the Board; Chief
                                         Operating Officer; Executive Vice
                                         President

Mark Allen                37             Director

Richard Belenski          44             Director

Sylvan Gerber             71             Director

David Schwartz            31             Director

Michael Smith             44             Director

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors

      Max Munn has been Chairman of the Board, Chief Operating Officer and Executive Vice President of the Company since March 1999. Since March 1994, Mr. Munn has been a director of Interiors, Inc., a designer, manufacturer and marketer of home furnishing accessories ("Interiors"), and Chairman of the Board, President and intermittently Chief Financial Officer of Interiors since September 1995. Since June 1996, Mr. Munn has been Chairman of the Board of Decor Group, Inc.

      Mark Allen was the Vice President/Finance of the Company from October 1994 until March 1995. In March 1995, Mr. Allen was appointed Chief Operating Officer, Executive Vice President/Finance and was elected to the Board of Directors. In December 1997, Mr. Allen was appointed Chief Executive Officer. In March 1999, Mr. Allen resigned as an officer of the Company. From 1984 to 1994, Mr. Allen was employed at various investment banking firms. Mr. Allen received a B.S. in finance from Syracuse University.

      Richard Belenski has been a director of the Company since March 1999. Since October 1998, Mr. Belenski has been the Chief Financial Officer and Vice President of Finance and Administration of Interiors. Mr. Belenski served as Vice President and Chief Financial Officer of Petals, Inc., which was acquired by Interiors in March 1999, from December 1996 until October 1998. From October 1986 until April 1996, Mr. Belenski served as Vice President of Finance and Chief Financial Officer for the operating divisions of the J. Crew Group, Inc.

      Sylvan Gerber has been a director of the Company since inception. Mr. Gerber had been the Chief Executive Officer of the Company from February 1995 to December 1997, President from inception to August 1, 1995. From 1974 to 1986, Mr. Gerber was the President and Chief Executive Officer of Capri Lighting Manufacturing Company ("Capri Lighting") which Mr. Gerber co-founded in 1974. Capri Lighting was sold in 1984 to Thomas Industries, Inc., although Mr. Gerber continued to manage the day-to-day operations of Capri Lighting until 1986.

      David Schwartz has been a director of the Company since March 1999. Since February 1999, Mr. Schwartz has been the General Counsel, Secretary and Executive Vice President of Interiors. Mr. Schwartz served as Corporate Counsel and Assistant Secretary of Complete Management, Inc. from April 1997 until January 1999. From May 1994 until March 1997, Mr. Schwartz was an associate at the law firm Skadden, Aprs, Slate, Meagher & Flom, LLP.

      Michael S. Smith became a director of the Company in 1995 and is a member of the Audit and Compensation Committee. Mr. Smith is the President and CEO of Micropub Systems International, Inc., a brewery system manufacturer, and is a principal of International Capital & Management, Inc., a merchant banking firm. From October 1992 through January 1997, Mr. Smith was the Managing Director of corporate Finance of H.J. Meyers & Co. an investment banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith serves on the Board of Directors of Infinite Group, Inc. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. magna cum laude from Cornell University School of Law.

ITEM 10 EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer, and the other two most highly paid executive officers of the Company who earned more than $100,000 during the fiscal years ended December 31, 1998 (the "Named Executive Officers").

Summary Compensation Table

                                                                               Long Term Compensation
                                                                     ---------------------------------------
                             Annual Compensation                            Awards                Payout
                             -------------------                     ---------------------------------------
         (a)                       (b)      (c)     (d)     (e)         (f)         (g)        (h)       (i)
                                  Year                     Other                                         All
                                 Ending                    Annual    Restricted                         Other
                                December   Annual          Compen-      Stock     Options/     LTIP    Compen
Name and Principal Position        31,     Salary   Bonus  sation      Awards(1)    SARS     Payouts   sation
-------------------------------------------------------------------------------------------------------------
Mark Allen (1)                    1998    $165,000                    $32,500      $16,000
  Chief Executive Officer,        1997     159,000     --     --       32,500           --      --       --
    Vice President--Finance       1996     180,125     --     --       32,500           --      --       --

Scott Searle (2)                  1998    $193,000                    $16,250
  President                       1997     247,515     --     --       16,250           --      --       --
                                  1996     299,030     --     --       16,250           --      --       --

----------------------
(1) Mr. Allen and the Company entered into a Settlement Agreement in April 1999 pursuant to which he resigned as Chief Executive Officer of the Company, effective March 8, 1999.

(2)   Mr. Searle was terminated as President of the Company in March 1998.

Employment Agreements

      In October 1999, the Company entered into an employment agreement with Mark Allen, for a term expiring in September 2003, providing for his services as Chief Executive Officer. Mr. Allen's agreement provided for a base salary of $175,000 and for the payment to him upon a "change of control" (as defined in the agreement) of an amount equal to the greater of $200,000 or the compensation remaining due to him for the balance of the employment term.

      The employment agreement contained strict confidentiality provisions and non-competition covenants. Compensation was subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitled Mr. Allen to participate in any employee benefit plans, such as group life, health, hospitalization and life insurance offered by the Company. Under the agreement, Mr. Allen's employment would terminate upon his death or disability and could be terminated by the Company for "cause," which is defined as, among other things, an act of fraud or embezzlement, material gross misconduct, conviction of a felony involving moral turpitude and breach of the employee's non-competition or confidentiality covenants.

      In April 1999, following Mr. Allen's resignation as Chief Executive Officer in March 1999, the Company and Mr. Allen entered into an agreement terminating his employment agreement, and related matters, in consideration for a payment of $205,000.

Option Grants in Fiscal Year 1998 and Fiscal Year-End Option Values

                        Option Grants in Last Fiscal Year

                              Individual Grants

                                         Percent of
                          Number of         Total
                            Shares     Options/Granted
                          Underlying    to Employees
                           Options        in Fiscal       Exercise    Expiration
Name                       Granted          Year           Price         Date
----                    -------------   --------------    --------     ---------

Mark Allen                 110,000          100%           $0.15       12/31/01

                    Aggregate 1998 Year End Option Values

                            Number of Shares of
                               Common Stock
                                Underlying              Value of Unexercised
                           Unexercised Options         In-The Money Options at
                             At 12/31/98 (#)               12/31/98 (1) ($)
Name                   Exercisable/Unexercisable      Exercisable/Unexercisable
----                   -------------------------      -------------------------

Mark Allen                  55,000/110,000 (2)                    0/0

----------
(1)   Based on the December 31, 1998 Nasdaq closing price of $0.0781.

(2) In connection with Mr. Allen's resignation in March 1999, options covering 55,000 shares expired unvested.

Directors' Compensation

      The Company pays a fee of $500 per meeting to outside Directors as compensation for their services rendered as directors. Each Director is reimbursed by the Company for expenses incurred in attending Director's meetings and meetings of its committees.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 31, 1999 regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors, each of the Named Executive Officers and directors and executive officers of the Company as a group:

                                                   Number of
                                                     Shares
                                                  Beneficially      Percent of
Name of Beneficial Owner                              Owned          Ownership
------------------------                         ---------------   -------------
Directors and Officers

Max Munn                                                   --(1)          --

Mark Allen                                             78,346(2)         3.2%

Richard Belenski                                           --(1)          --

Sylvan Gerber                                         100,000            4.2%

David Schwartz                                             --(1)          --

Michael Smith                                          11,540(3)           *

Directors and Officers as
   a Group (7 persons)                                189,886(4)         7.8%

5% Stockholders

Interiors, Inc. (5)
   320 Washington Street
   Mt. Vernon, NY 10553                             1,191,752           51.0%

-----------
*     less than 1%

(1) Excludes 1,191,752 shares held of record and beneficially by Interiors, Inc. ("Interiors") as to which beneficial ownership is disclaimed. Each of Messrs. Munn, Belenski and Schwartz is a director of Interiors. In addition, Mr. Munn's wife beneficially owns shares in Interiors representing 9.6% of its outstanding shares and 34.7% of its voting power as of March 2, 1999.

(2) Includes 57,462 shares subject to currently exercisable options and warrants.

(3) Includes (i) 5,770 shares subject to currently exercisable warrants including 1,923 held by Mr. Smith as custodian for his minor nieces, and
      (ii) 1,923 shares held by Mr. Smith as custodian for the same minors. Mr. Smith disclaims beneficial ownership of the securities held for the benefit of such minors.

(4)   Includes 63,232 shares subject to currently exercisable warrants.

(5) The information with respect to this stockholder was derived from the stockholder's Schedule 13D as filed with the Securities and Exchange Commission.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 12 CERTAIN TRANSACTIONS

      During 1998, the Company paid approximately $160,000 to Gilderman, Johnson & Co., LLP, an accounting firm, as fees for accounting services performed. Scott Gilderman, a former director of the Company, is a partner in such firm.

      On March 2, 1999, the Company, consummated the sale of 1,191,752 newly-issued shares of its common stock, par value $0.01 per share (the "Shares"), to Interiors, Inc., a Delaware corporation ("Interiors"), representing approximately 51.0% of the outstanding shares of the Company's Common Stock as of such date (giving effect to such issuance), pursuant to the terms of a Stock Purchase Agreement, dated as of March 1, 1999 (the "Purchase Agreement"), by and between the Company and Interiors. Pursuant to the terms of the Purchase Agreement, Interiors acquired the Shares from the Company in exchange for (i) the cancellation of approximately $1.4 million of outstanding Company convertible debt and related obligations and (ii) $600,000 in cash.

      As contemplated by the Purchase Agreement, the Company and Interiors entered into a Standstill Agreement, dated as of March 1, 1999 (the "Standstill Agreement"), at the time of the purchase of the Shares. Pursuant to the Standstill Agreement, during a standstill period ending July 28, 1999 (which period is subject to early termination in certain circumstances set forth in the Standstill Agreement), Interiors and its "affiliates" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), executive officers and directors (collectively, its "Affiliates") are prohibited from acquiring additional shares of the Company's Common Stock (except by way of stock dividends or other distributions or offerings made available to holders of the Company's Common Stock generally) if the effect of such acquisition would be to increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding. Notwithstanding the foregoing, in the event Interiors shall own less than 51.0% of the outstanding shares of the Company's Common Stock during the standstill period, Interiors may acquire additional shares of the Company's Common Stock during the standstill period, provided that the effect of such acquisition would not increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding.

      In addition, pursuant to the terms of the Purchase Agreement, the Board of Directors of the Company voted to expand the Board of Directors of the Company from four to seven members and appointed four persons to fill vacancies on the Board of Directors of the Company resulting from such expansion and the resignation of one director, three of which persons were designated by the Company and one of which was mutually designated by the Company and Interiors. The Purchase Agreement provides that for a period of not less than 150 days after the closing date of the transaction, six of the seven members of the Board of Directors of the Company shall consist of (a) three persons designated by the pre-closing members of the Board of Directors of the Company, and (b) three persons designated by Interiors. From the date on which the Board of Directors holds its first meeting following the closing of the transactions contemplated by the Purchase Agreement to the date which is 150 days following such closing date, the seventh member of the Board of Directors shall be the person previously mutually agreed upon by the Company's designees and Interior's designees.

      The terms of the Purchase Agreement and the Standstill Agreement, and the transactions contemplated thereby, were determined as a result of arm's-length negotiations between representatives of both the Company and Interior.

      In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and Director of the Company. Pursuant to the Agreement, the Company has agreed to pay to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen exchanged general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has agreed to loan to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible, on or after July 28, 1999 at the election of the holder into shares of Company Common Stock of a conversion price of $0.345 per share (the average closing bid price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved).

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

      10.3  Employment Agreement by and between the Company and Mark Allen. *

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

      10.10 Loan and Security Agreement between Coast Business Credit and the Company dated October 9, 1996.(3)

      10.11 Indemnification Agreement between the Company and its officers and directors.(1)

      10.12 Form of Restricted Stock Grant Agreements between the Company and Sylvan Gerber, Scott Searle and Mark Allen.(2)

      10.13 Form of Promissory Note and Warrant Agreement issues to Sylvan Gerber(2).

      10.14 Stock Purchase Agreement, dated as of March 1, 1999, by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc.(6)

      10.15 Standstill Agreement, dated as of March 1, 1999, by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc.(6)

      10.16 Asset Purchase Agreement dated October 1, 1998 between the Company and Ortek Corporation *

      10.17 Employment Agreement dated October 1, 1998 between the Company and Miron Skegin*

      10.18 Form of Note to be issued to Interiors, Inc.*

      10.19 Form of Settlement Agreement and Release between the Company and Mark Allan*

      23.1  Consent of Arthur Andersen LLP*

      27.1  Financial Data Schedule. *

----------
      *     Filed herewith

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

      (4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

      (5) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

      (6) Filed as an Exhibit to the Company's Current Report on (6) Form 8-K dated March 2, 1999.

      (b) Reports on Form 8-K

            (i)   January 18, 1999 -- Change in Independent Public Accountants

            (ii)  March 4, 1999 -- Sale of Common Stock to Interiors, Inc.

Financial Statements

      The financial statements listed in the accompanying index to financial statements on page F-1 are filed as part of this Report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on the 13th day of April 1999.

CSL LIGHTING MANUFACTURING, INC.


By: /s/ Max Munn
    -------------------------------------
    Max Munn
    Chairman and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 14th day of April 1999.

Signatures


/s/ Max Munn
------------------------------------            Chairman of the Board,
Max Munn                                        Director and Acting Principal
                                                Financial and Accounting Officer

/s/ Mark Allen
------------------------------------            Director
Mark Allen

/s/ Richard Belenski
------------------------------------            Director
Richard Belenski

/s/ Sylvan Gerber
------------------------------------            Director
Sylvan Gerber

/s/ David Schwartz
------------------------------------            Director
David Schwartz

/s/ Michael Smith
------------------------------------            Director
Michael Smith

                        CSL LIGHTING MANUFACTURING, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                              CSL LIGHTING MANUFACTURING, INC.
                                                                AND SUBSIDIARY
                                                                      CONTENTS
                                                             December 31, 1998

------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                           2 - 3

   Consolidated Statements of Operations                                   4

   Consolidated Statements of Stockholders' Equity                         5

   Consolidated Statements of Cash Flows                                 6 - 7

   Notes to Consolidated Financial Statements                            8 - 24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
CSL Lighting Manufacturing, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of CSL Lighting Manufacturing, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSL Lighting Manufacturing, Inc. and subsidiary as of December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the two years ended December 31, 1998 and 1997, the Company incurred a net loss of $2,361,000 and $2,935,000, respectively. In addition, the Company's accumulated deficit was $14,220,000 as of December 31, 1998. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 5, 1999

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    December 31,

--------------------------------------------------------------------------------

                                    ASSETS

                                                            1998         1997
                                                         ----------   ----------
Current assets
   Cash                                                  $   65,000   $  152,000
   Accounts receivable, less allowance for doubtful
     accounts of $298,000 and $194,000                    1,310,000    2,228,000
   Notes receivable - related parties                            --      107,000
   Inventories                                            3,492,000    4,346,000
   Prepaid and other current assets                         218,000      471,000
                                                         ----------   ----------

         Total current assets                             5,085,000    7,304,000

Property and equipment, net of accumulated deprecation 1,004,000 1,365,000 Cost in excess of net book value of assets purchased,
  net of accumulated amortization                           215,000           --
Other assets                                                117,000      116,000
                                                         ----------   ----------
            Total assets                                 $6,421,000   $8,785,000
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                               CSL LIGHTING MANUFACTURING, INC.
                                                                 AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                                    December 31,

------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1998           1997
                                                    ------------   ------------
Current liabilities
   Accounts payable                                 $  1,260,000   $  1,038,000
   Current portion of long-term debt                   1,929,000      2,483,000
   Notes payable - related parties                       268,000         78,000
   Accrued expenses and other current liabilities        833,000        712,000
                                                    ------------   ------------

      Total current liabilities                        4,290,000      4,311,000

Long-term debt, net of current portion                    92,000        119,000
Subordinated convertible debt                          1,452,000      1,525,000
Deferred rent                                            179,000        206,000

         Total liabilities                             6,013,000      6,161,000
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $0.01 par value
      1,000,000 shares authorized
      none issued and outstanding                             --             --
   Common stock, $0.01 par value
      30,000,000 shares authorized
      1,140,000 and 1,042,000 shares issued and
      outstanding                                         12,000         10,000
   Treasury stock at cost
      515,000 shares held                             (1,218,000)    (1,218,000)
   Additional paid-in capital                         16,279,000     16,201,000
   Deferred compensation                                (445,000)      (510,000)
   Accumulated deficit                               (14,220,000)   (11,859,000)
                                                    ------------   ------------

         Total stockholders' equity                      408,000      2,624,000
                                                    ------------   ------------

         Total liabilities and stockholders'
           equity                                   $  6,421,000   $  8,785,000
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                        1998            1997
                                                   ------------    ------------

Net sales                                          $ 12,386,000    $ 13,160,000

Cost of sales                                         8,456,000       7,988,000
                                                   ------------    ------------

Gross profit                                          3,930,000       5,172,000
                                                   ------------    ------------

Operating expenses
   Selling expenses                                   2,681,000       3,503,000
   General and administrative expenses                3,170,000       3,303,000
                                                   ------------    ------------

      Total operating expenses                        5,851,000       6,806,000
                                                   ------------    ------------

Loss from operations                                 (1,921,000)     (1,634,000)
                                                   ------------    ------------

Other income (expense)
   Interest income                                        1,000           3,000
   Interest expense                                    (304,000)       (302,000)
   Interest expense on subordinated debt               (136,000)       (947,000)
   Loss on disposition of property and equipment             --         (62,000)
   Other income, net                                         --           8,000
                                                   ------------    ------------

      Total other income (expense)                     (439,000)     (1,300,000)
                                                   ------------    ------------

Loss before provision for income taxes               (2,360,000)     (2,934,000)

Provision for income taxes                                1,000           1,000
                                                   ------------    ------------

Net loss                                           $ (2,361,000)   $ (2,935,000)
                                                   ============    ============

Basic loss per share                               $      (2.18)   $      (3.45)
                                                   ============    ============

Diluted loss per share                             $      (2.18)   $      (3.45)
                                                   ============    ============

Weighted-average shares outstanding                   1,082,000         851,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                               Common Stock                   Additional
                                            ------------------    Treasury      Paid-in     Deferred       Accumulated
                                             Shares     Amount      Stock       Capital    Compensation      Deficit        Total

Balance, December 31, 1996                  482,000   $ 4,000   $(1,218,000)  $11,781,000   $(575,000)   $ (8,924,000)  $ 1,068,000

Issuance of common stock for conversion
   of debentures                            560,000     6,000                   3,620,000                                 3,626,000

Deferred compensation amortization                                                             65,000                        65,000

Fixed conversion discount interest
   expense                                                                        800,000                                   800,000

Net loss                                         --        --            --                                (2,935,000)   (2,935,000)
                                                                                                         ------------   -----------
Balance, December 31, 1997                1,042,000    10,000    (1,218,000)   16,201,000    (510,000)    (11,859,000)    2,624,000

Issuance of common stock for conversion
   of debentures and accrued interest        98,000     2,000                      78,000                                    80,000

Deferred compensation amortization                                                             65,000                        65,000

Net loss                                         --        --            --                                (2,361,000)   (2,361,000)
                                                                                                         ------------   -----------
      Balance, December 31, 1998          1,140,000   $12,000   $(1,218,000)  $16,279,000   $(445,000)   $(14,220,000)  $   408,000
                                          =========   =======   ===========   ===========   =========    ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                          1998          1997
                                                      -----------   -----------
Cash flows from operating activities
  Net loss                                            $(2,361,000)  $(2,935,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Provision for loss on notes receivable -
       related parties                                    108,000            --
     Depreciation and amortization                        434,000       600,000
     Loss on disposition of property and equipment             --        62,000
     Deferred compensation                                 65,000        65,000
     Interest expense associated with fixed
       conversion discounts and additional
       stock bonus                                             --       800,000
  (Increase) decrease in
   Accounts receivable                                    918,000      (617,000)
   Inventories                                            854,000      (174,000)
   Other                                                  285,000       283,000
  Increase (decrease) in
   Accounts payable                                       222,000      (309,000)
   Accrued expenses                                       121,000       (65,000)
   Deferred rent                                          (27,000)      (14,000)
                                                      -----------   -----------

        Net cash provided by (used in)
          operating activities                            619,000    (2,304,000)
                                                      -----------   -----------

Cash flows from investing activities
  Purchases of property and equipment                     (70,000)     (152,000)
                                                      -----------   -----------

        Net cash used in investing activities             (70,000)     (152,000)
                                                      -----------   -----------

Cash flows from financing activities
  Notes payable to related parties                        (60,000)     (100,000)
  Additions to debt                                            --       688,000
  Repayment of debt                                      (576,000)      (85,000)
  Net proceeds from issuance of subordinated
    convertible debt                                           --     2,125,000
  Costs relating to the registration of shares
    underlying the subordinated convertible notes              --       (27,000)
                                                      -----------   -----------

        Net cash provided by (used in) financing
          activities                                     (636,000)    2,601,000
                                                      -----------   -----------

         Net increase (decrease) in cash during year      (87,000)      145,000

Cash, beginning of year                                   152,000         7,000
                                                      -----------   -----------

Cash, end of year                                     $    65,000   $   152,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                          1998          1997
                                                      -----------   ----------
Supplemental disclosures of cash flow information

  Interest paid                                       $   327,000   $  342,000
                                                      ===========   ==========

  Income taxes paid                                   $     1,000   $    1,000
                                                      ===========   ==========

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 1998, the Company entered into the following non-cash transactions:

o $73,000 of convertible notes payable and accrued interest of $5,000 were converted into 98,000 shares of common stock.

o The Company purchased the net assets of ORTEK, Inc. in exchange for a promissory note of $250,000.

During the year ended December 31, 1997, the Company entered into the following non-cash transactions:

o     The Company converted $3,853,000 of debt to equity.
o The Company acquired $44,000 worth of property and equipment through the issuance of debt.
o $164,000 of other long-term assets were reclassified to property and equipment.
o $198,000 of accrued interest was written off in connection with the conversion of subordinated convertible notes to common stock.
o $398,000 of issuance costs were written off in connection with the conversion of subordinated convertible notes to common stock.

   The accompanying notes are an integral part of these financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

      CSL Lighting Manufacturing, Inc., a Delaware corporation, and subsidiary (collectively, the "Company"), designs, manufacturers, and markets a line of lighting fixtures utilizing both "low voltage" and standard "line voltage" halogen light sources for sale directly and indirectly to commercial and residential end users.

NOTE 2 - GOING CONCERN MATTERS

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the two years ended December 31, 1998 and 1997, the Company incurred losses of $2,361,000 and $2,935,000, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through convertible debentures issued with below market conversion features. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

      The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

      Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 31, 1999. Management's plans include the following:

      o The sale of a 51% interest in the Company to Interiors, Inc., as a strategic investor.
      o To reduce general and administrative expense, including management expense.
      o To evaluate its current product offerings and distribution arrangements.
      o To negotiate with vendors for reductions in unpaid balances and more favorable credit terms.
      o     To evaluate its physical plant requirements.
      o To explore cross-marketing opportunities with Interiors, Inc. and synergistic savings through the consolidation of certain administrative and manufacturing functions with Interiors, Inc.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN MATTERS (Continued)

      If, however, the Company experiences losses from operations, it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      As described in Note 2, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Principles of Consolidation

      The consolidated financial statements include the accounts of CSL Lighting Manufacturing, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Concentrations

      The Company sells its products to electrical distributors, lighting showrooms, and retailers primarily throughout the United States and Canada. The Company does not obtain collateral to secure its accounts receivable, but evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

      Inventories

      Inventories include raw materials and finished goods and are stated at the lower of cost (weighted-average) or market.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

            Computer equipment                               5 years
            Displays and showrooms                           3 years
            Factory machinery and equipment            2 to 15 years
            Furniture and fixtures                     3 to 12 years
            Office machinery and equipment              3 to 5 years
            Vehicles                                         4 years
            Leasehold improvements                     3 to 13 years

      The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

      Trademarks and Patents

      Costs associated with the establishment of trademarks and patents have been capitalized and are being amortized over ten years using the straight-line method.

      Deferred Rent

      The lease for the Company's facility includes certain rent relief in its early months and scheduled increasing monthly payments thereafter. In accordance with generally accepted accounting principles, the Company has accounted for the lease to provide for even charges to operations over the life of the lease.

      Stock Split

      During the year ended December 31, 1998, the Company effected a 1-for-13 reverse stock split. All share and per share data have been retroactively restated to reflect the reverse split.

      Treasury Stock

      The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at cost.

      Revenue Recognition

      Revenue on product sales and a provision for warranty is recognized at the time of shipment.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fair Value of Financial Instruments

      The Company measures financial assets and liabilities in accordance with generally accepted accounting principles. For the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

      Stock-Based Compensation

      The Company's policy is to account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements of the standard.

      Net Loss per Share

      The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings per Share." All prior periods were restated to be consistent with the presentation requirements of SFAS No. 128. Loss per common share for the years ended December 31, 1998 and 1997 are based on the weighted-average number of common shares outstanding. Due to the net losses for the years ended December 31, 1998 and 1997, stock options and warrants were not included as common stock equivalents as their effect would be anti-dilutive.

      Income Taxes

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      Reclassifications

      Certain amounts have been reclassified in 1997 to conform with the 1998 presentation.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Comprehensive Income

      For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

      Recently Issued Accounting Pronouncements

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

      At December 31, 1998 and 1997, the Company had notes receivable of $108,000 and $107,000, respectively, from two officers. The notes are non-interest bearing and are currently due and payable. During the year ended December 31, 1998, an allowance was established for the entire balance as the two notes are considered uncollectible.

NOTE 5 - INVENTORIES

      Inventories at December 31 consisted of the following:

                                                     1998                1997
                                                  ----------          ----------

            Raw materials                         $1,067,000          $1,042,000
            Finished goods                         2,425,000           3,304,000
                                                  ----------          ----------

               Total                              $3,492,000          $4,346,000
                                                  ==========          ==========

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment at December 31 consisted of the following:

                                                         1998            1997
                                                      ----------      ----------

            Computer equipment                        $  481,000      $  462,000
            Displays and showrooms                       709,000         695,000
            Factory machinery and equipment            1,400,000       1,371,000
            Furniture and fixtures                       181,000         181,000
            Office machinery and equipment                35,000          35,000
            Vehicles                                      16,000          16,000
            Leasehold improvements                       310,000         301,000
                                                      ----------      ----------

                                                       3,132,000       3,061,000
            Less accumulated depreciation and
               amortization                            2,128,000       1,696,000
                                                      ----------      ----------

               Total                                  $1,004,000      $1,365,000
                                                      ==========      ==========

      Depreciation and amortization expense was $434,000 and $600,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 - BUSINESS COMBINATION

      On October 31, 1998, the Company acquired substantially all of the assets of ORTEK, Inc., a company engaged in the business of light fixture design and manufacturing, in exchange for a note payable. The total acquisition cost was $250,000. The excess of the total acquisition cost over fair value of the net assets acquired of $217,000 is being amortized over 15 years using the straight-line method. Accumulated amortization at December 31, 1998 was $2,000. In connection with the acquisition, the Company entered into a four-year employment agreement with the president and sole shareholder of ORTEK, Inc. providing for annual compensation at the rate of $80,000.

      The acquisition has been accounted for as a purchase, and the results of operations of ORTEK, Inc. since the date of acquisition are included in the consolidated financial statements.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 7 - BUSINESS COMBINATION (Continued)

      The following are the unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 as though ORTEK, Inc. had been acquired as of January 1, 1997:

                                                  1998                 1997
                                            --------------       --------------

            Net sales                       $   12,398,000       $   13,290,000
            Net loss                        $   (2,367,000)          (2,956,000)
            Loss per share                  $        (2.18)               (3.47)
            Diluted loss per share          $        (2.18)               (3.47)

      The above amounts reflect adjustments for amortization of goodwill.

NOTE 8 - CREDIT FACILITY

      In October 1998, the Company entered into a two-year extension of its credit facility with a finance company. The credit facility consists of a line of credit and an equipment term loan. The facility provides for a maximum borrowing of $4,000,000, based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory (capped at $1,200,000). The term loan is capped at $100,000 or 80% of the liquidation value of the Company's eligible equipment. The interest rates of the line of credit and term loan are prime (7.75% at December 31, 1998 and 1997) plus 2.50% and prime plus 3%, respectively. As of December 31, 1998, $1,901,000 and $2,454,000 were outstanding under the line of credit and the term loan, respectively. The Company's line of credit and term loan are due October 31, 2000. (See Note 10)

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

      Notes payable - related parties at December 31 consisted of the following:

                                                             1998         1997
                                                           --------      -------
            Unsecured note payable to the former
               Chairman of the Board, subordinate
               to the bank credit facility,
               bearing interest at 9% per annum            $ 78,000      $78,000

            Non-interest-bearing note payable to
               the former owner of the acquired
               company, dated October 1, 1998,
               with an original principal
               balance of $250,000                          190,000           --
                                                           --------      -------

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE - RELATED PARTIES (Continued)        1998          1997
                                                            ----          ----
                                                          $268,000      $ 78,000
Less current portion                                       268,000        78,000
                                                          --------      --------

      Long-term portion                                   $     --      $     --
                                                          ========      ========

NOTE 10 - LONG-TERM DEBT

      Long-term debt at December 31 consisted of the following:

                                                            1998         1997
                                                         ----------   ----------
            Line of credit with a finance company,
               secured by eligible accounts
               receivable and inventory, bearing
               interest at a rate of 11.25%, due in
               October 2000                              $1,875,000   $2,394,000

            Equipment term loan with a finance
               company, secured by eligible
               equipment, bearing interest
               at a rate of 11.5%, due in
               October 2000                                  27,000       61,000

            Loan payable to facility landlord,
               secured by certain leasehold
               improvements, bearing interest
               at a rate of 9.97%, principal and
               interest payable in monthly
               installments of approximately $2,000
               through May 2003                              88,000      103,000

            Capital leases                                   31,000       44,000
                                                         ----------   ----------

                                                          2,021,000    2,602,000
            Less current portion                          1,929,000    2,483,000
                                                         ----------   ----------

                  Long-term portion                      $   92,000   $  119,000
                                                         ==========   ==========

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 10 - LONG-TERM DEBT (Continued)

      Required principal debt payments are as follows:

            Year Ending
            December 31,
            ------------

               1999                                                 $1,929,000
               2000                                                     19,000
               2001                                                      2,000
               2002                                                          -
               2003                                                     71,000
                                                                    ----------
                                                                    $2,021,000
                                                                    ==========

NOTE 11 - SUBORDINATED CONVERTIBLE DEBT

      During the year ended December 31, 1996, the Company raised capital through the placement of three different series of subordinated convertible notes, bearing interest at rates of 7%, 8%, and 12%. Each series is convertible into common stock, commencing 90 days after issuance at discounted conversion prices, based on 80%, 75%, and 75% of the average bid price for the five trading days preceding the conversion, for the 7%, 8%, and 12% notes, respectively. For the 7% and 8% notes, the conversion price per share is limited to a maximum of $2.875 and $2.00 per share, respectively. In addition to the 25% discount on conversion for the 12% notes, there is an additional 10% stock issuance, at no cost, for each conversion.

      During the year ended December 31, 1997, the Company raised capital through the placement of three different series of subordinated convertible notes, bearing interest at rates of 6%, 7%, and 8%. Each series is convertible into common stock, commencing 90 days after issuance at discounted conversion prices, based on 75% of the average bid price for the five trading days preceding the conversion. For the 7% notes, the conversion price per share is limited to a maximum of $2.875 per share.

      The 12% subordinated convertible notes valued at $325,000 at December 31, 1997 became due and payable on November 27, 1997. The debt-holder has been informed by the Company that the debt is subordinated to the line of credit and term financing with its finance company.

      The Company has recorded reserves in the amount of $200,000 relating to penalties due to the Company's default on Convertible obligations.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 11 - SUBORDINATED CONVERTIBLE DEBT (Continued)

      The terms associated with each series and the related amounts raised and converted during the years ended December 31, 1998 and 1997 are as follows:

                                Outstanding                         Outstanding
                                   as of       Raised    Converted     as of
                                December 31,   During     During    December 31,
                                    1997        1997       1997        1998
                                ----------  ----------  ----------  ----------

            7% notes (a)        $  100,000  $       --  $       --  $  100,000
            12% notes (b)          325,000          --          --     325,000
            8% notes (c)         1,100,000          --      73,000   1,027,000
                                ----------  ----------  ----------  ----------

              Total             $1,525,000  $       --  $   73,000  $1,452,000
                                ==========  ==========  ==========  ==========

            (a) 7% notes, due March 31, 2001.
            (b) 12% notes, due November 27, 1997.
            (c) 8% notes, due August 31, 1999.

      In accordance with generally accepted accounting principles, the fixed discount on the conversion feature of the above notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible (90 days). In addition, the 10% stock bonus upon conversion of the 12% debt is also deemed to be interest. In connection with the issuance of the above notes, the Company recorded interest expense in the amount of $800,000 in the accompanying statements of operations for the year ended December 31, 1997.

      Subsequent to December 31, 1998, certain of the outstanding convertible debentures and related obligations were cancelled. (See Note 19)

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its office space, manufacturing facility, showroom, and certain property and equipment under long-term operating leases, expiring through 2003. Included in property and equipment is approximately $72,000 of equipment which is leased under non-cancelable, capital leases, expiring in September 2001 (see Note 10). Future minimum lease payments for these leases are as follows:

            Year Ending                                 Operating       Capital
            December 31,                                   Leases        Leases
            ------------                                ---------      --------

               1999                                    $  324,000      $16,000
               2000                                       296,000       13,000
               2001                                       284,000        8,000
               2002                                       322,000            -
               2003                                       134,000            -
                                                       ----------      -------

                                                       $1,360,000       37,000
                                                       ==========
            Less amount representing interest                            6,000
                                                                       -------
                                                                        31,000
            Less current portion                                        12,000
                                                                       -------
                  Long-term portion                                    $19,000
                                                                       =======

      Total rent expense under the operating leases was approximately $329,000 and $333,000 for the years ended December 31, 1998 and 1997, respectively.

      Employment Agreements

      The Company has employment agreements with certain executive officers that, in addition to customary benefit and severance provisions, guarantee lump sum payments after a change in control of the Company, if certain events occur.

      On October 1, 1998, the Company entered into a four-year employment agreement with its Chief Executive Officer. The agreement calls for $175,000 per year for the term of the agreement.

      Litigation

      The Company is a defendant in various lawsuits arising out of the normal course of business. In the opinion of management, the outcome of these lawsuits will not have a material effect on the Company's financial position or results of operations.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN AND WARRANTS

      The Company has four stock option plans under which the Company is authorized to issue incentive and non-qualified stock options to its directors, officers, key employees, and consultants totaling up to 58,400 shares of common stock. At December 31, 1998, 56,900 shares are available for future grant under these plans. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire 10 years after the date of grant. Options granted under these plans are fully vested immediately upon issuance.

      The Company has granted warrants to stockholders, directors, officers, consultants, underwriters, and a finance company in connection with various transactions, including issuance of debt, extension of debt, private placement of common shares, consulting services, and the initial public offering ("IPO") of common shares. All warrants are granted at exercise prices not less than the fair market value on the date of grant and expire from two to five years after the date of grant. Warrants are fully exercisable immediately upon grant.

      The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss for the years ended December 31, 1998 and 1997 would be as follows:

                                                     1998              1997
                                                -------------     -------------
            Net loss
               As reported                      $  (2,361,000)    $  (2,935,000)
               Pro forma                        $  (2,361,000)    $  (2,935,000)
            Basic and diluted loss per
              common share
               As reported                      $       (2.18)    $       (3.45)
               Pro forma                        $       (2.18)    $       (3.45)

      As permitted by SFAS No. 123, the fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 1997: dividend yield of 0%; risk-free interest rate of 5%; exercise price of $0.15; and expected life of five years. The weighted-average fair value of options granted during the year ended December 31, 1998 was $0.06 per share.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN AND WARRANTS (Continued)

      A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31 are as follows:
                                                                       Weighted-
                                                             Shares     Average
                                                              Under    Exercise
                                                             Option     Price
                                                             ------    --------

            Outstanding at December 31, 1996                 2,000      $61.75
                                                             -----

               Outstanding at December 31, 1998 and 1997     2,000      $61.75
                                                             =====

               Exercisable at December 31, 1998              2,000
                                                             =====

      As of December 31, 1998, all outstanding options have a remaining life of approximately five years, and all are currently exercisable.

      A summary of the Company's outstanding warrants and activity for the years ended December 31 are as follows:

                                                                       Weighted-
                                                           Shares       Average
                                                           Under       Exercise
                                                           Warrant       Price
                                                        -----------    --------

            Outstanding at December 31, 1996               101,000      $22.58
                                                        ----------

            Outstanding at December 31, 1997               101,000      $22.58
               Granted                                     110,000      $ 0.15
               Canceled                                     (7,000)     $ 1.63
                                                        ----------

                  Outstanding at December 31, 1998         204,000      $10.50
                                                        ==========

                  Exercisable at December 31, 1998         204,000
                                                        ==========

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN AND WARRANTS (Continued)

      The following table summarizes information about the stock option plan and warrants outstanding at December 31, 1998:

                                                           Weighted-
                                                            Average
                     Stock Options    Stock Options        Remaining
     Exercise Price    Outstanding      Exercisable    Contractual Life
     --------------    -----------      -----------    ----------------
            $ 0.15        110,000           55,000          3.8 years
            $19.50          4,700            4,700          2.1 years
            $22.75         30,400           30,400          2.0 years
            $26.00         55,000           55,000          2.3 years
            $39.00          3,900            3,900          2.7 years
                          -------          -------
                          204,000          204,000
                          =======          =======

NOTE 14 - STOCK ISSUED TO OFFICERS AS COMPENSATION

      On November 1, 1995, 30,770 shares of stock were granted to certain officers for services performed and to be performed over a ten-year period. These shares will vest ratably over the same ten-year period. The market price of the Company's common stock was $1.625 on the date of grant, giving rise to $650,000 of deferred compensation. For each of the years ended December 31, 1998 and 1997, the Company has recognized $65,000 of compensation expense. The remaining unamortized balance is recorded as deferred compensation to be recognized as the stock vests over ten years.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1998 and 1997 consisted of the following:

                                                           1998          1997
                                                        ----------    ----------
            Deferred tax asset
               Allowance for doubtful accounts          $  118,000    $   77,000
               Inventory valuation                         636,000       394,000
               Uniform inventory capitalization            111,000        80,000
               Accrued warranty expense                     41,000        39,000
               Deferred rent                                71,000        82,000
               Federal net operating loss
                 carryforwards                           3,603,000     3,214,000
               Other, net                                  607,000       530,000
                                                        ----------    ----------

                                                         5,187,000     4,416,000
            Valuation allowance                          5,187,000     4,416,000
                                                        ----------    ----------

                  Net deferred tax asset                $       --    $       --
                                                        ==========    ==========

      As of December 31, 1998, the Company had a federal net operating loss carryforward of approximately $11,645,000, expiring through 2013.

NOTE 16 - EMPLOYEE BENEFIT PLAN

      The Company has a profit sharing plan established in accordance with
      Section 401(k) of the Employee Retirement Income Security Act of 1974 as amended. The plan covers substantially all eligible employees. Employee contributions to the plan are elective, and matching contributions by the employer are optional. The Company incurred $12,000 and $10,000 in contribution expense for the years ended December 31, 1998 and 1997, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

      During the year ended December 31, 1998, the Company granted 110,000 stock options to an officer/stockholder of the Company.

      During the years ended December 31, 1998 and 1997, a director of the Company performed professional services valued at $78,000 and $101,000, respectively.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 18 - YEAR 2000 ISSUE

      The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

      The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

      Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations. In addition, the Company has made various inquiries of its supply chain vendors and has been assured that they are Year 2000 Compliant.

NOTE 19 - SUBSEQUENT EVENTS (UNAUDITED)

      Sale of Equity

      On March 2, 1999, the Company consummated the sale of 1,191,752 newly-issued shares (the "Shares") of its common stock, par value $0.01 per share (the "common stock"), to Interiors, Inc., a Delaware corporation ("Interiors"), representing approximately 51% of the outstanding shares of the Company's common stock, Pursuant to the terms of the Purchase Agreement, Interiors acquired the Shares from the Company in exchange for
      (i) the cancellation of approximately $1,400,000 of outstanding Company convertible debt and related obligations and (ii) $600,000 in cash.

      As contemplated by the Purchase Agreement, the Company and Interiors entered into a Standstill Agreement, dated as of March 1, 1999 (the "Standstill Agreement"). Pursuant to the Standstill Agreement, during a standstill period ending July 28, 1999 (which period is subject to early termination in certain circumstances set forth in the Standstill Agreement), Interiors and its "affiliates" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), executive officers, and directors (collectively, its "Affiliates") are prohibited from acquiring additional shares of the Company's common stock (except generally by way of stock dividends or other distributions or offerings made available to holders of the Company's common stock) if the affect of such acquisition would be to increase the number of shares of the Company's common stock then owned by Interiors and its Affiliates to greater than 51% of the shares of the Company's common stock then outstanding.

                                                CSL LIGHTING MANUFACTURING, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS (UNAUDITED) (Continued)

      Sale of Equity (Continued)

      Notwithstanding the foregoing, in the event Interiors shall own less than 51% of the outstanding shares of the Company's common stock during the standstill period, Interiors may acquire additional shares of the Company's common stock during the standstill period, provided that the effect of such acquisition would not increase the number of shares of the Company's common stock then owned by Interiors and its Affiliates to greater than 51% of the shares of the Company's common stock then outstanding.

      In addition, pursuant to the terms of the Purchase Agreement, the Board of Directors of the Company voted to expand the Board from four to seven members and appointed four persons to fill vacancies on the Board resulting from such expansion and the resignation of one director, three of which persons were designated by the Company and one of which was mutually designated by the Company and Interiors. The Purchase Agreement provides that for a period of not less than 150 days after the closing date of the transaction, six of the seven members of the Board of Directors of the Company shall consist of (a) three persons designated by the pre-closing members of the Board and (b) three persons designated by Interiors. From the date on which the Board of Directors holds its first meeting following the closing of the transactions contemplated by the Purchase Agreement to the date which is 150 days following such closing date, the seventh member of the Board of Directors shall be the person previously mutually agreed upon by the Company's designees and Interior's designees.

      The terms of the Purchase Agreement and the Standstill Agreement, and the transactions contemplated thereby, were determined as a result of arm's-length negotiations between representatives of both the Company and Interiors.

      Termination of President

      On March 9, 1999, at a special meeting of the Board of Directors, the Board terminated the President of the Company. On March 12, 1999, the Company received a letter from the former President's counsel alleging certain claims against the Company in the amount of $377,600 in connection with his affiliation with the Company. The Company believes the claims are without merit and/or that it has defenses to such allegations and intends to defend itself vigorously.

      Settlement with Chief Executive Officer

      In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with the former Chief Executive Officer ("CEO") and a Director of the Company following his resignation in March 1999 as CEO. Pursuant to the Agreement, the Company has agreed to pay to the former CEO the sum of $205,000 in full satisfaction of the Company's obligations pursuant to his employment agreement. The Company and the former CEO have agreed to exchange general releases in connection with the transaction. In connection with the payment to the former CEO, Interiors has agreed to loan to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of the Company's Common Stock at a conversion price of $0.345 per share, the closing price of the common stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved.