Form 10QSB
period 1999-03-31
CSL LIGHTING MANUFACTURING INC
filed 1999-05-17
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,371,643 shares of common stock, $.01 par value, as of May 10, 1999.

                       CSL LIGHTING MANUFACTURING, INC.
                                     INDEX

PART I. - FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----

Item 1.   Financial Statements

          Condensed Balance Sheets at
          December 31, 1998 and
          March 31, 1999 (Unaudited).......................................3 - 4

          Condensed Statements of Operations
          for the three months ended
          March 31, 1998  (Unaudited) and
          March 31, 1999.......................................................5

          Condensed Statements of Cash Flows
          for the three months ended March 31, 1998 (Unaudited)
          and March 31, 1999 (Unaudited).......................................6

          Notes to Unaudited Condensed Financial Statements ...............7 - 9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations..................................................10 - 14

PART II - OTHER INFORMATION...................................................14

SIGNATURES....................................................................15

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                  DECEMBER 31,                MARCH 31,
                                                                      1998                      1999
                                                                  -----------                -----------
                                                                                             (Unaudited)
CURRENT ASSETS:
Cash                                                              $    65,000                $    87,000

Accounts receivable, net of
 allowance for doubtful
 accounts of $298,000 at
 December 31, 1998, and
 $278,000 at March 31, 1999                                         1,310,000                  1,346,000

Inventories                                                         3,492,000                  3,421,000

Other current assets                                                  218,000                    225,000
                                                                  -----------                -----------
                                                                    5,085,000                  5,079,000
PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
    amortization of $2,128,000 at December 31,
    1998 and $2,196,000 at March 31, 1999                           1,004,000                    900,000

COST IN EXCESS OF NET BOOK VALUE OF
   ASSETS PURCHASED, net of accumlated
    amortization of $2,000 at December 31, 1998
    and $6,000 at March 31, 1999                                      215,000                    211,000

OTHER ASSETS                                                          117,000                    113,000
                                                                  -----------                -----------
                                                                  $ 6,421,000                $ 6,303,000
                                                                  ===========                ===========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  DECEMBER 31,                MARCH 31,
                                                                     1998                       1999
                                                                  -----------                -----------
                                                                                             (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt                            $ 1,929,000                $ 1,559,000
   Note payable - related party                                       268,000                    240,000
   Accounts payable                                                 1,260,000                  1,247,000
   Accrued expenses and other current liabilities                     833,000                    571,000
                                                                  -----------                -----------
                                                                    4,290,000                  3,617,000
                                                                  -----------                -----------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion                           92,000                     90,000
    Subordinated convertible notes                                  1,452,000                    425,000
    Deferred rent                                                     179,000                    172,000
                                                                  -----------                -----------
                                                                    1,723,000                    687,000
                                                                  -----------                -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                                           --                         --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at March 31, 1999                                    12,000                     23,000
   Additional paid-in-capital                                      16,279,000                 18,171,000
   Less - Shares held in treasury                                  (1,218,000)                (1,218,000)
   Deferred compensation                                             (445,000)                  (429,000)
   Retained deficit                                               (14,220,000)               (14,548,000)
                                                                  -----------                -----------
                                                                      408,000                  1,999,000
                                                                  -----------                -----------
                                                                  $ 6,421,000                $ 6,303,000
                                                                  ===========                ===========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 3,528,000    $ 2,592,000
COST OF GOODS SOLD                                     2,052,000      1,648,000
                                                     -----------    -----------
                                                       1,476,000        944,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               696,000        600,000
   General and administrative                            647,000        567,000
                                                     -----------    -----------
                                                       1,343,000      1,167,000
                                                     -----------    -----------
         Income (loss) from operations                   133,000       (223,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense - financing obligations              (84,000)       (57,000)
   Interest expense - conversion discount
         and additional stock conversion bonus
         for convertible notes                           (35,000)       (32,000)
   Other                                                      --        (16,000)
                                                     -----------    -----------
                                                        (119,000)      (105,000)
                                                     -----------    -----------
         Income (loss) before provision
                for income taxes                          14,000       (328,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET INCOME (LOSS)                                    $    13,000    $  (329,000)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING - BASIC                    1,042,462      1,542,268
                                                     ===========    ===========
NET INCOME (LOSS)
         PER COMMON SHARE - BASIC                    $      0.01    $     (0.21)
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                          1998         1999
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                              $  13,000    $(329,000)
        Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
         Loss on disposal of fixed assets                                     --       18,000
         Deferred compensation                                            16,000       16,000
         Depreciation and amortization                                   130,000      144,000
         Provision for doubtful accounts                                  15,000      (20,000)
         Increase (decrease) in assets:
                 Accounts receivable                                     184,000      (16,000)
                 Inventories                                              93,000       71,000
                 Other                                                    79,000      (25,000)
         Decrease in liabilities:
                 Accounts payable                                       (168,000)     (13,000)
                 Accrued expenses                                       (104,000)      66,000
                 Deferred rent                                            (5,000)      (7,000)
                                                                       ---------    ---------
                 Net cash provided by (used in) operating activities     253,000      (95,000)
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                              --      (16,000)
        Other assets                                                     (10,000)     (17,000)
                                                                       ---------    ---------
                 Net cash used in investing activities                   (10,000)     (33,000)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments of long-term debt                                    (350,000)    (400,000)
        Net proceeds from sale of common stock                                --      550,000
                                                                       ---------    ---------
                 Net cash provided by (used in) financing activities    (350,000)     150,000
                                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH                                         (107,000)      22,000
CASH, beginning of period                                                152,000       65,000
                                                                       ---------    ---------
CASH, end of period                                                    $  45,000    $  87,000
                                                                       =========    =========

         The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual report on Form 10-KSB which contain audited financial information as of December 31, 1998 and 1997. In the opinion of management, these interim financial statements, when read in conjunction with Management's Discussion and Analysis contained in this report, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Certain prior year financial information has been reclassified to conform to current year presentation.

2.    Sale of Equity to Interiors, Inc. and Management Change

On March 2, 1999, the Company, consummated the sale of 1,191,752 newly-issued shares of its common stock, par value $0.01 per share (the "Shares"), to Interiors, Inc., a Delaware corporation ("Interiors"), representing approximately 51.0% of the outstanding shares of the Company's Common Stock as of such date (giving effect to such issuance), pursuant to the terms of a Stock Purchase Agreement, dated as of March 1, 1999 (the "Purchase Agreement"), by and between the Company and Interiors. Pursuant to the terms of the Purchase Agreement, Interiors acquired the Shares from the Company in exchange for (i) the cancellation of approximately $1.4 million of outstanding Company convertible debt and related obligations and (ii) $600,000 in cash. As contemplated by the Purchase Agreement, the Company and Interiors entered into a Standstill Agreement, dated as of March 1, 1999 (the "Standstill Agreement"), at the time of the purchase of the Shares. Pursuant to the Standstill Agreement, during a standstill period ending July 28, 1999 (which period is subject to early termination in certain circumstances set forth in the Standstill Agreement), Interiors and its "affiliates" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), executive officers and directors (collectively, its "Affiliates") are prohibited from acquiring additional shares of the Company's Common Stock (except by way of stock dividends or other distributions or offerings made available to holders of the Company's Common Stock generally) if the effect of such acquisition would be to increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding. Notwithstanding the foregoing, in the event Interiors shall own less than 51.0% of the outstanding shares of the Company's Common Stock during the standstill period, Interiors may acquire additional shares of the Company's Common Stock during the standstill period, provided that the effect of such acquisition would not increase the number of shares of the Company's Common Stock then owned by Interiors and its Affiliates to greater than 51.0% of the shares of the Company's Common Stock then outstanding. In addition, pursuant to the terms of the Purchase Agreement, the Board of Directors of the Company voted to expand the Board of Directors of the Company from four to seven members and appointed four persons to fill vacancies on the Board of Directors of the Company resulting from such expansion and the resignation of one director, three of which persons were designated by Interiors and one of which was mutually designated by the Company and Interiors. The Purchase Agreement provides that for a period of not less than 150 days after the closing date of the transaction, six of the seven members of the Board of Directors of the Company shall consist of (a) three persons designated by the pre-closing members of the Board of Directors of the Company, and (b) three persons designated by Interiors. From the date on which the Board of Directors holds its first meeting following the closing of the transactions contemplated by the Purchase Agreement to the date which is 150 days following such closing date, the seventh member of the Board of Directors shall be the person previously mutually agreed upon by the Company's designees and

Interior's designees. The terms of the Purchase Agreement and the Standstill Agreement, and the transactions contemplated thereby, were determined as a result of arm's-length negotiations between representatives of both the Company and Interior.

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

In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and then a Director of the Company. Pursuant to the Agreement, the Company paid to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen exchanged general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has loaned to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of Company Common Stock at a conversion price of $0.345 per share (the closing price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved).

The Board of Directors has installed a new management team which has begun the implementation of its fiscal 1999 plan (See Management Discussion and Analysis - Overview). The Company's plan includes the closure of its main facility in Valencia, California and the consolidation of those operations into facilities occupied by Interiors. The Company anticipates recording a reserve for plant closure in the second quarter of 1999, but has yet to determine its magnitude or impact.

2.    WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". Due to the net losses for the three months ended March 31, 1999, stock options and warrants were not included as common stock equivalents as their effect would be anti-dilutive.

3.    INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and March 31, 1999:

                             December, 31,          March 31,
                             -------------          ---------
                                 1998                 1998
                                 ----                 ----

           Raw Material       $1,067,000           $1,067,000
           Finished Goods      2,425,000            2,354,000
                              ----------           ----------
                               3,492,000            3,421,000
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

The current provision for income taxes for the three months ended March 31, 1999 consists of the minimum state tax.

5.    STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1998 and 1999 are as follows:

                                     1998          1999
                                     ----          ----
               Interest paid       $80,000       $57,000
                                   =======       =======
               Income taxes paid   $ 1,000       $ 1,000
                                   =======       =======

In conjunction with the sale of 51% of its common stock to Interiors the Company has recorded $1,355,000 of subordinated debt and associated penalties and interest as a non-cash transaction on the statement of cash flows for the quarter ended March 31, 1999.

6.    DEBT

Bank Debt

At March 31, 1999 the Company had an outstanding balance of $1,559,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 2000.

Subordinated Convertible Notes

During 1996 and 1997, the Company raised operating capital through the placement of six different series of Subordinated Convertible Notes bearing interest at rates ranging from six to twelve percent. Each series could be converted into common stock commencing 90 days after issuance at discounted conversion prices based on 75 or 80 percent of the average bid price for the Company's common stock on the five days preceding the notice of conversion.

The Company's 8% subordinated convertible notes of $1,027,000 were retired as part of the consideration of the Company sale of 51% of its common stock to Interiors (See Note 2 "Sale of Common Stock to Interiors and Management Change"). In addition, $328,000 of accrued interest and penalties were also cancelled as part of this stock transaction.

The twelve percent Subordinated Convertible Note in the principal amount of $325,000 at March 31, 1999 became due and payable on November 27, 1997. The Company has informed the debt holder that the $325,000 of debt is subordinate to the Company's line of credit and term financing with its bank.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Cautionary Statement Identifying Important Factors That Could Cause The Company's Actual Results to Differ From Those Projected in Forward Looking Statements. Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product offerings, and market opportunities, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business. The Company's annual report on form 10 KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed therein under the heading "Certain Factors That May Affect Future Growth". The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview:

In March 1999, the Company completed a private placement of 1,191,752 shares of its common stock, representing 51% of its outstanding shares, to Interiors, Inc. ("Interiors") for total consideration of approximately $2 million. In conjunction with the transaction, Interiors and the Company entered into a Standstill Agreement and the Company expanded its Board of Directors to seven members, including three designees of Interiors (See footnote 2 - ."Sale of Equity to Interiors, Inc. and Management Changes")

In connection with the Company's private placement, the Board of Directors installed a new management team that has begun the consolidation of the Company's operations within Interiors Inc. The Company has begun the process of closing its main facility in Valencia California and consolidating its operations within Interiors West Coast division in the City of Industry, California. The Company anticipates recording a reserve for plant closure in the second quarter of 1999, but has yet to determine its magnitude or impact. In addition, the Company is exploring strategic opportunities with Interiors to expand product sales through cross-marketing arrangements. Management believes that the consolidation of administrative and manufacturing functions will improve operating efficiencies, achieve profitability and enhance shareholder value.

The Company's marketing strategy during the first quarter of 1999 was to continue to exploit new markets with its new product offerings and maximize the efficiencies of its manufacturing and distribution network. During the year ended December 31, 1998 the Company developed four new product offerings, "Spotz", "Tableau", "Primary Colors" and "Counter Attack" which were released in the third and fourth quarters of 1998 and in the first quarter of 1999. In 1998, the Company also purchased substantially all of the assets of "Ortek" Lighting thereby expanding its low-voltage downlight product offerings. During 1996 and 1997 the Company expanded its operations to include a presence in Asia, Europe and Africa. In 1997 and 1998, due in part to the Asian fiscal crisis, the Company reduced its exposure overseas by closing its Shanghai office and by focusing on domestic sales. In March 1999, the Company closed its Singapore office. The Company expects to incur approximately $45,000 in equipment writeoffs and loses as a result of the Singapore office closure.

Going Concern Consideration

The Company has suffered recurring losses from operations and had an accumulated deficit at March 31, 1999 of $14,548,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during 1998 or the first quarter of 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and continue the Company's operations through fiscal 1999. Management's plan includes the following:

    The sale of a 51% interest in the Company to Interiors Inc., as a strategic investor (See Footnote 2 "Sale of Equity to Interiors, Inc. and Management Change".)

    The closure of its Valencia, California facility and the consolidation of operations within Interiors West Coast Division.

    To evaluate its current product offerings and distribution arrangements.

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

Sales

Sales decreased by $936,000 or 26.5% from $3,528,000 for the three months ended March 31, 1998, to $2,592,000 for the three months ended March 31, 1999. In the first quarter of 1998 the Company had generated sales from specific high profile jobs in Las Vegas. In the first quarter of 1999 the Company did not replace those one time sales.

Gross Profit

Gross profit decreased by $532,000 or 36.0% from $1,476,000 for the three months ended March 31, 1998 to $944,000 for the three months ended March 31, 1999. Gross profit as a percentage of net sales decreased 5.5% from 41.9% for the three months ended March 31, 1998, to 36.4% for the three months ended March 31, 1999. The decrease in margin as a percentage of sales and dollars is attributable to thean increase in material expense and indirect labor for the quarter . In addition, certain fixed overhead items have not been absorbed due to the Company's sale volume in the first quarter of 1999.

Selling Expense

Selling expenses decreased by $96,000 or 13.8% from $696,000 for the three months ended March 31, 1998 to $600,000 for the three months ended March 31, 1999. Selling expense as a percentage of net sales increased 3.3% from 19.8% for the three months ended March 31, 1998 to 23.1% for the three months ended March 31, 1999.

The increase in selling expense as a percentage of sales for the three months ended March 31, 1998 and 1999 of 3.3%, is attributable to increased freight costs and commissions. The decrease of $96,000 of selling expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1999 is attributable to lower sales commissions due to lower sales volume, and reduced expenditures from oversea operations, primarily in Singapore.

General and Administrative Expenses

General and administrative expenses decreased by $80,000 or 12.4% from $647,000 for the three months ended March 31, 1998 to $567,000 for the three months ended March 31, 1999. General and administrative expense as a percentage of net sales increased 3.6% from 18.43% for the three months ended March 31, 1998 to 21.9% for the three months ended March 31, 1999.

The decrease in general and administrative expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1999 of $80,000 is attributable to decreases in management salaries and related payroll taxes, legal expenses, and telephone expenses.

Other Income and Expense

Other Income and expense as a percentage of net sales for the three months ended March 31, 1998 and 1999 were 3.4% and 4.1%, respectively. For the three months ended March 31, 1998 and 1999, other income and expense were $119,000 and $105,000, respectively. The decrease in other income and expense in dollar volume is primarily attributable to reduced interest expense from lower bank borrowings and subordinated debt instruments.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1998 and 1999 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first quarter of 1999, the Company used cash from operating activities of $95,000. The net cash used in operating activities is primarily attributable to the Company's net loss for the quarter offset by positive operating activities including use of inventory and increases in accrued expenses.

During the first quarter of 1999, net cash used in investing activities, of $33,000, consisted primarily of costs relating to trademarks and purchases of software upgrades, and improvements to the Company's Dallas Showroom.

During the first quarter of 1999, net cash provided by financing activities, of $150,000, consisted of $550,000 of net cash proceeds from the sale of common stock (See footnote 2. "Sale of Equity to Interiors, Inc. and Management Change") and the repayment of $400,000 on the Company's bank line of credit.

On March 31, 1999 the Company had an outstanding balance of $1,538,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively. On October 22, 1998 the Company renewed its line of credit and term loan with its bank through October 2000. The terms of the Company's refinanced bank line call for a maximum borrowing of $4,000,000 primarily based on a formula consisting of a percentage of accounts receivable and inventory. The Company was also successful in reducing the interest rate associated with this facility to prime plus 2.5 percent.

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

                                  CSL LIGHTING MANUFACTURING, INC.


                                         By: /s/ Max Munn
                                             ----------------------
                                             Max Munn
                                             Chief Executive Officer
                                             Acting Principle Accounting Officer

Dated: May 13, 1999