Form 10QSB/A
period 1999-03-31
CSL LIGHTING MANUFACTURING INC
filed 1999-08-20
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

The registrant hereby amends and restate its 10-QSB for the quarter ended March 31, 1999 in its entirety as set forth herein.

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

         Condensed Statements of Operations
         for the three months ended
         March 31, 1998  (Unaudited) and
         March 31, 1999  (Unaudited)..........................................5

         Condensed Statements of Cash Flows
         for the three months ended March 31, 1998 (Unaudited)
         and March 31, 1999 (Unaudited).......................................6

         Notes to Unaudited Condensed Financial Statements...............7 - 10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations..................................................11 - 16

SIGNATURES...................................................................17

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                      DECEMBER 31,    MARCH 31,
                                                          1998           1999
                                                      -----------    -----------
                                                                     (Unaudited)
CURRENT ASSETS:

 Cash                                                  $   65,000    $   87,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $298,000 at
  December 31, 1998, and
  $278,000 at March 31, 1999                            1,310,000     1,270,000

 Inventories                                            3,492,000     3,121,000

 Other current assets                                     218,000       225,000
                                                       ----------    ----------
                                                        5,085,000     4,703,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $2,128,000 at December 31,
   1998 and $1,706,000 at March 31, 1999                1,004,000       627,000

COST IN EXCESS OF NET BOOK VALUE OF
   ASSETS PURCHASED, net of accumlated
    amortization of $2,000 at December 31, 1998
    and $6,000 at March 31, 1999                          215,000       218,000

OTHER ASSETS                                              117,000       113,000
                                                       ----------    ----------
                                                       $6,421,000    $5,661,000
                                                       ==========    ==========

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,     MARCH 31,
                                                        1998           1999
                                                    ------------   ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt              $  1,929,000      1,559,000
   Note payable - related parties                        268,000        445,000
   Accounts payable - affiliate                               --        100,000
   Accounts payable                                    1,260,000      1,238,000
   Accrued expenses and other current liabilities        833,000      1,466,000
                                                    ------------   ------------
                                                       4,290,000      4,808,000
                                                    ------------   ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion              92,000         90,000
    Subordinated convertible notes                     1,452,000        425,000
    Deferred rent                                        179,000             --
                                                    ------------   ------------
                                                       1,723,000        515,000
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                              --             --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at March 31, 1999                       12,000         23,000
   Additional paid-in-capital                         16,279,000     18,171,000
   Less - Shares held in treasury                     (1,218,000)    (1,218,000)
   Deferred compensation                                (445,000)      (103,000)
   Retained deficit                                  (14,220,000)   (16,535,000)
                                                    ------------   ------------
                                                         408,000        338,000
                                                    ------------   ------------
                                                    $  6,421,000   $  5,661,000
                                                    ============   ============

  The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                        1998           1999
                                                    -----------    -----------

NET SALES                                           $ 3,528,000    $ 2,592,000
COST OF GOODS SOLD                                    2,052,000      1,948,000
                                                    -----------    -----------
                                                      1,476,000        644,000
                                                    -----------    -----------
OPERATING EXPENSES:
   Selling                                              696,000        600,000
   General and administrative                           647,000      1,267,000
   Plant closure costs                                       --        700,000
                                                    -----------    -----------
                                                      1,343,000      2,567,000
                                                    -----------    -----------
         Income (loss) from operations                  133,000     (1,923,000)
                                                    -----------    -----------
OTHER INCOME (EXPENSE):
   Loss on disposal of fixed assets                                   (302,000)
   Interest expense - financing obligations             (84,000)       (57,000)
   Interest expense - conversion discount
         and additional stock conversion bonus
         for convertible notes                          (35,000)       (32,000)
   Other                                                     --             --
                                                    -----------    -----------
                                                       (119,000)      (391,000)
                                                    -----------    -----------
         Income (loss) before provision
                  for income taxes                       14,000     (2,314,000)

PROVISION FOR INCOME TAXES                                1,000          1,000
                                                    -----------    -----------
NET INCOME (LOSS)                                   $    13,000    $(2,315,000)
                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING - BASIC                  1,042,462      1,542,268
                                                    ===========    ===========
NET INCOME (LOSS)
         PER COMMON SHARE - BASIC                   $      0.01    $     (1.50)
                                                    ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                        1998           1999
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                            $    13,000    $(2,315,000)
       Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
        Loss on disposal of fixed assets                                     --        302,000
        Deferred compensation                                            16,000        342,000
        Depreciation and amortization                                   130,000        131,000
        Provision for doubtful accounts                                  15,000         40,000
        Increase (decrease) in assets:                                                      --
              Accounts receivable                                       184,000        (16,000)
              Inventories                                                93,000        373,000
              Other                                                      79,000        (25,000)
        Increase (decrease) in liabilities:                                                 --
              Accounts payable - affiliate                                   --        100,000
              Accounts payable                                         (168,000)       (13,000)
              Accrued expenses                                         (104,000)       960,000
              Deferred rent                                              (5,000)      (179,000)
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities       253,000       (300,000)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                              --        (16,000)
       Other assets                                                     (10,000)       (17,000)
                                                                    -----------    -----------
              Net cash used in investing activities                     (10,000)       (33,000)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from notes payable - related parties                               205,000
       Repayments of long-term debt                                    (350,000)      (400,000)
       Net proceeds from sale of common stock                                --        550,000
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities      (350,000)       355,000
                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                        (107,000)        22,000
CASH, beginning of period                                               152,000         65,000
                                                                    -----------    -----------
CASH, end of period                                                 $    45,000    $    87,000
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

3. PLANT CLOSURE AND MANAGEMENT CHANGES

In connection with the sale of 51% of the Company, the Board of Directors has determined to close the Company's operating facility in Valencia, California and relocate its operations to a facility leased by Interiors. The Company estimates that the move and subsequent rental of the Valencia facility will take approximately one year. The Company has estimated the plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the three months ended March 31, 1999. In addition, as a result of the plant closure, for the three months ended March 31, 1999 the Company wrote off $272,000 of property and equipment.

The Company has entered into an agreement ("Service Agreement") with Interiors whereby Interiors provides office space, management services, office supplies, personnel, and managerial and administrative services to the Company. Further, Interiors provides various consulting services in the area of marketing, production, finance and strategic planning. In addition, the Service Agreement provides for working capital advances to the Company by Interiors. The working capital advances are due on demand and bear an interest rate of 6.75% per annum. The Company is required to pay Interiors actual costs for service used plus a $100,000 management fee per quarter. The term of the service agreement runs from March 1999 to February 2000. The Company believes that this arrangement will result in significant reduction in the Company's general and administrative expenses. As of March 31, 1999 the Company owed Interiors $100,000 pursuant to the Service Agreement. This amount is shown as accounts payable - affiliate as of March 31, 1999.

On March 9, 1999, at a Special Meeting of the Board of Directors, the Board terminated Scott Searle as President of the Company. On March 12, 1999, the Company received a letter from Mr. Searle's counsel alleging certain claims against the Company in the amount of $377,600 in connection with his affiliation with the Company. The Company believes the claims are without merit and/or that it has defenses to such allegations and intends to defend itself vigorously. In association with Mr. Searle's termination the Company has expensed approximately $109,000 of unamortized deferred compensation in connection with a 1995 deferred stock grant.

In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and then a Director of the Company. Pursuant to the Agreement, the Company paid to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen exchanged general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has loaned to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of Company Common Stock at a conversion price of $0.345 per share (the average closing price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved). As of March 31, 1999 the Company has recorded an accrued liability of $250,000 on the statement of financial conditions in connection with its settlement with Mr. Allen. In addition, the Company has expensed approximately $217,000 of unamortized deferred compensation in connection with Mr. Allen's 1995 deferred stock grant.

3. WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". Due to the net losses for the three months ended March 31, 1999, stock options and warrants were not included as common stock equivalents as the effect would be anti-dilutive.

4. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and March 31, 1999:

                              December 31,      March 31,
                                  1998            1999
                                  ----            ----

            Raw Material     $   1,067,000   $     767,000
            Finished Goods       2,425,000       2,354,000
                             -------------   -------------
                             $   3,492,000   $   3,121,000
                             =============   =============

5. INCOME TAXES

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

6. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1998 and 1999 are as follows:

                                  1998      1999
                                  ----      ----

            Interest paid       $80,000   $57,000
                                =======   =======
            Income taxes paid   $ 1,000   $ 1,000
                                =======   =======

In conjunction with the sale of 51% of its common stock to Interiors, the Company has recorded $1,355,000 of subordinated debt and associated penalties and interest as a non-cash transaction on the statement of cash flows for the quarter ended March 31, 1999.

7. DEBT

Bank Debt

At March 31, 1999 the Company had an outstanding balance of $1,538,000 on its bank line of credit and term loan. The line of credit and term loan bears interest at 11.25 percent and 11.5 percent, respectively, and is due in October 2000.

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

The Company's 8% subordinated convertible notes of $1,027,000 were retired as part of the consideration of the Company sale of 51% of its common stock to Interiors (See Note 2 - "Sale of Common Stock to Interiors and Management Change"). In addition, $328,000 of accrued interest and penalties were also cancelled as part of this stock transaction.

The twelve percent Subordinated Convertible Note in the principal amount of $325,000 at March 31, 1999 became due and payable on November 27, 1997. The Company has informed the debt holder that the $325,000 of debt is subordinate to the Company's line of credit and term financing with its bank.

8. RELATED PARTY TRANSACTIONS

The Company issued to Interiors a Convertible Note due April 30, 2001 in the aggregate amount of $205,000 bearing interest at 6.75% per annum. The Convertible Note is convertible at $.345 per share and is accounted for as Notes payable - related parties on the Balance Sheet as of March 31, 1999.

In connection with the Service Agreement, the Company owes Interiors and subsidiaries $100,000 management fees under the Service Agreement.

The Company has a note payable to a shareholder for $74,000.

In connection with the purchase of Ortek, the Company has a non interest bearing note payable to an employee for $166,000. The note is payable in monthly installments of $10,000.

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

Overview:

In March 1999, the Company completed a private placement of 1,191,752 shares of its common stock, representing 51% of its outstanding shares, to Interiors, Inc. ("Interiors") for total consideration of approximately $2 million. In conjunction with the transaction, Interiors and the Company entered into a Standstill Agreement and the Company expanded its Board of Directors to seven members, including three designees of Interiors (See footnote 2 - ."Sale of Equity to Interiors, Inc.").

The Company has begun the process of closing its main facility in Valencia California and relocating its operations within a facility leased by Interiors in the City of Industry, California. In addition, the Company is exploring strategic opportunities with Interiors to expand product sales through cross-marketing arrangements. The Company has entered into an agreement with Interiors whereby Interiors will provide office space, management services, office supplies, personnel, managerial and administrative services. Further, Interiors will provide various consulting services in the area of marketing, production, finance and strategic planning. In addition, the agreement provides for working capital advances to the Company by Interiors at an interest rate of 6.75% per annum.

Management believes that the consolidation of administrative and manufacturing functions will improve operating efficiencies and enhance shareholder value.

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

Going Concern Consideration

The Company has suffered recurring losses from operations and had an accumulated deficit at March 31, 1999 of $16,535,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during 1998 or the first quarter of 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and continue the Company's operations through fiscal 1999. Management's plan includes the following:

      The sale of a 51% interest in the Company to Interiors as a strategic investor (See Note 2 "Sale of Equity to Interiors, Inc.").

      The closure of its Valencia, California facility and the relocation of operations within Interiors in order to save certain administrative and manufacturing costs. (See Note 3 "Plant Closure and Management Change").

      To evaluate its current product offerings and distribution arrangements.

      To negotiate with vendors for reductions in unpaid balances and more favorable credit terms.

      To explore cross-marketing opportunities with Interiors.

If, however, the Company continues to experience losses from operations, it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material effect on the Company's operations and financial position.

Sales

Sales decreased by $936,000 or 26.5% from $3,528,000 for the three months ended March 31, 1998, to $2,592,000 for the three months ended March 31, 1999. In the first quarter of 1998 the

Company had generated sales from specific high profile jobs in Las Vegas. In the first quarter of 1999 the Company did not replace those one time sales.

Gross Profit

Gross profit decreased by $832,000 or 56.4% from $1,476,000 for the three months ended March 31, 1998 to $644,000 for the three months ended March 31, 1999. Gross profit as a percentage of net sales decreased 17.0% from 41.8% for the three months ended March 31, 1998, to 24.8% for the three months ended March 31, 1999. The decrease in margin as a percentage of sales and dollars is attributable to an increase in obsolescence and overstock reserves of $300,000, material expense and indirect labor for the quarter. In addition, certain fixed overhead items have not been absorbed due to the Company's sale volume in the first quarter of 1999.

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

General and Administrative Expenses

General and administrative expenses increased by $620,000 or 95.8% from $647,000 for the three months ended March 31, 1998 to $1,267,000 for the three months ended March 31, 1999. General and administrative expense as a percentage of net sales increased 30.6% from 18.3% for the three months ended March 31, 1998 to 48.9% for the three months ended March 31, 1999.

The increase in general and administrative expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1999 of $620,000 is attributable to Mr. Allen's settlement agreement and the write-off of the unamortized deferred compensation associated with the 1995 stock grant for Mr. Allen and Mr. Searle. In addition, the Company recorded a $100,000 quarterly management fee in accordance with its Service Agreement. The increase in general and administrative costs were offset by decreases in management salaries and related payroll taxes, legal expenses, and telephone expenses.

Plant Closure Costs

In connection with the sale of 51% of the Company the Board of Directors has determined to close the Company's facility in Valencia, California and relocate its operations into a facility leased by Interiors. The Company estimates that the move and subsequent rental of the Valencia facility will take approximately one year. The Company has estimated the plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the three months ended March 31, 1999.

Other Income and Expense

Other Income and expense as a percentage of net sales for the three months ended March 31, 1998 and 1999 were 3.4% and 15.1%, respectively. For the three months ended March 31, 1998 and 1999, other income and expense were $119,000 and $391,000, respectively. The increase in other income and expense is primarily attributable to the write-off of $302,000 of certain property and equipment associated with the Company's move from its Valencia, California facility and obsolete tools and dies.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1998 and 1999 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first quarter of 1999, the Company used cash from operating activities of $300,000. The net cash used in operating activities is primarily attributable to the Company's net loss for the quarter offset by positive operating activities including increases in accrued expenses and obsolesce and overstock reserves associated with inventory.

During the first quarter of 1999, net cash used in investing activities, of $33,000, consisted primarily of costs relating to trademarks and purchases of software upgrades, and improvements to the Company's Dallas Showroom.

During the first quarter of 1999, net cash provided by financing activities, of $355,000, consisted of $550,000 of net cash proceeds from the sale of common stock (See footnote 2. "Sale of Equity to Interiors, Inc."), $205,000 of financing from Interiors and the repayment of $400,000 on the Company's bank line of credit.

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

                                 CSL LIGHTING MANUFACTURING, INC.

                                       By: /s/ Max Munn
                                           -----------------------------------
                                           Max Munn
                                           Chief Executive Officer
                                           Acting Principle Accounting Officer

Dated: May 10, 1999