Form 10QSB
period 1999-06-30
CSL LIGHTING MANUFACTURING INC
filed 1999-08-20
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 1999

                         Commission file number: 1-12840

                        CSL LIGHTING MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                            95-4463033
      (State of incorporation)        (I.R.S. employer identification No.)

      14625 East Clark Avenue, City of Industry, California        91745
      (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including Area Code: 626 336-4511

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,336,769 shares of common stock, $.01 par value, as of August 23, 1999.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1. Financial Statements

        Condensed Balance Sheets at
        December 31, 1998 and
        June 30, 1999 (Unaudited)..........................................3 - 4

        Condensed Statements of Operations
        for the six months ended
        June 30, 1998  (Unaudited) and
        June 30, 1999  (Unaudited).............................................5

        Condensed Statements of Operations
        for the three months ended
        June 30, 1998  (Unaudited) and
        June 30, 1999  (Unaudited).............................................6

        Condensed Statements of Cash Flows
        for the six months ended June 30, 1999 (Unaudited)
        and June 30, 1998 (Unaudited)..........................................7

        Notes to Unaudited Condensed Financial Statements.................8 - 11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations....................................................12 - 17

SIGNATURES....................................................................18

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                   DECEMBER 31,       JUNE 30,
                                                      1998             1999
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:

 Cash                                              $   65,000       $   61,000

 Accounts receivable, net of
   allowance for doubtful
   accounts of $298,000 at
   December 31, 1998, and
   $308,000 at June 30, 1999                        1,310,000        1,207,000

 Inventories                                        3,492,000        2,939,000

 Other current assets                                 218,000          215,000
                                                   ----------       ----------
                                                    5,085,000        4,422,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $2,128,000 at December 31,
   1998 and $1,189,000 at June 30, 1998             1,004,000          577,000

COST IN EXCESS OF NET BOOK VALUE OF
 ASSETS PURCHASED, net of accumlated
   amortization of $2,000 at December 31, 1998
   and $10,000 at June 30, 1999                       215,000          214,000

OTHER ASSETS                                          117,000          118,000
                                                   ----------       ----------
                                                   $6,421,000       $5,331,000
                                                   ==========       ==========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,       JUNE 30,
                                                      1998             1999
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  1,929,000    $  1,613,000
   Notes payable - related parties                      268,000         455,000
   Accounts payable affiliates                               --         678,000
   Accounts payable                                   1,260,000         621,000
   Accrued expenses and other current
     liabilities                                        833,000       1,184,000
                                                   ------------    ------------
                                                      4,290,000       4,551,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion             92,000          91,000
    Subordinated convertible notes                    1,452,000         425,000
    Deferred rent                                       179,000              --
                                                   ------------    ------------
                                                      1,723,000         516,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at June 30, 1999                       12,000          23,000
   Additional paid-in-capital                        16,279,000      18,171,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (445,000)       (103,000)
   Retained deficit                                 (14,220,000)    (16,609,000)
                                                   ------------    ------------
                                                        408,000         264,000
                                                   ------------    ------------
                                                   $  6,421,000    $  5,331,000
                                                   ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 6,517,000    $ 4,677,000
COST OF GOODS SOLD                                     3,854,000      3,102,000
                                                     -----------    -----------
                                                       2,663,000      1,575,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                             1,425,000      1,120,000
   General and administrative                          1,254,000      1,684,000
   Plant closure costs                                        --        700,000
                                                     -----------    -----------
                                                       2,679,000      3,504,000
                                                     -----------    -----------
          Loss from operations                           (16,000)    (1,929,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Loss on disposal on fixed assets                           --       (300,000)
   Interest income                                         1,000             --
   Interest expense - financing obligations             (163,000)      (116,000)
   Interest expense - conversion discount,
     interest and additional stock conversion
     bonus for convertible notes                         (72,000)       (43,000)
                                                     -----------    -----------
                                                        (234,000)      (459,000)
                                                     -----------    -----------
          Loss before provision for
            income taxes                                (250,000)    (2,388,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET LOSS                                             $  (251,000)   $(2,389,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING                         1,059,385      1,946,139
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.24)   $     (1.23)
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 2,989,000    $ 2,085,000
COST OF GOODS SOLD                                     1,802,000      1,154,000
                                                     -----------    -----------
                                                       1,187,000        931,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               729,000        520,000
   General and administrative                            607,000        417,000
                                                     -----------    -----------
                                                       1,336,000        937,000
                                                     -----------    -----------
          Loss from operations                          (149,000)        (6,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Gain on disposal on fixed assets                           --          2,000
   Interest income                                         1,000             --
   Interest expense - financing obligations              (79,000)       (59,000)
   Interest expense - conversion discount,
     interest and additional stock conversion
     bonus for convertible notes                         (37,000)       (11,000)
                                                     -----------    -----------
                                                        (115,000)       (68,000)
                                                     -----------    -----------
          Loss before provision for income
            taxes                                       (264,000)       (74,000)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
NET LOSS                                             $  (264,000)   $   (74,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING                         1,076,538      2,336,769
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.25)   $     (0.03)
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        1998           1999
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $  (251,000)   $(2,389,000)
   Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:
    Loss on disposal of property and equipment                --        300,000
    Deferred compensation                                 33,000        342,000
    Depreciation and amortization                        257,000        228,000
    Provision for doubtful accounts                       47,000         90,000
    Decrease (increase) in assets:
       Accounts receivable                               329,000         13,000
       Inventories                                      (212,000)       553,000
       Other                                             177,000        (69,000)
    Increase (decrease) in liabilities:
       Bank overdraft                                     95,000             --
       Accounts payable                                  (70,000)      (639,000)
       Accounts payable affiliates                            --        678,000
       Accrued expenses                                 (138,000)       678,000
       Deferred rent                                     (11,000)      (179,000)
                                                     -----------    -----------
       Net cash (used in) provided by
           operating activities                          256,000       (394,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (21,000)       (20,000)
   Other assets                                           (6,000)        (9,000)
                                                     -----------    -----------
       Net cash used in investing activities             (27,000)       (29,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from notes payable -
       related parties                                        --        186,000
   Repayments of long-term debt                         (361,000)      (317,000)
   Net proceeds from sale of common stock                     --        550,000
                                                     -----------    -----------
       Net cash (used in) provided by
           financing activities                         (361,000)       419,000
                                                     -----------    -----------
NET DECREASE IN CASH                                    (132,000)        (4,000)
CASH, beginning of period                                152,000         65,000
                                                     -----------    -----------
CASH, end of period                                  $    20,000    $    61,000
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

Plant Closure and Management Changes

In connection with the sale of 51% of the Company, the Board of Directors has determined to close the Company's facility in Valencia, California and relocate its operations into a facility leased by Interiors. In May 1999, the Company moved its main operation to a facility leased by Interiors in the City of Industry, California. The Company estimates that the subsequent rental of the Valencia facility will take approximately one year. The Company originally estimated the Valencia plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the six months ended June 30, 1999. In addition, as a result of the plant closure, during the six months ended June 30, 1999 the Company wrote off $272,000 of property and equipment.

The Company has entered into an agreement ("Service Agreement") with Interiors whereby Interiors provides office space, management services, office supplies, personnel and managerial and administrative services to the Company. Further, Interiors provides various consulting services in the area of marketing, production, finance and strategic planning. In addition, the Service Agreement provides for working capital advances to the Company by Interiors at a rate of 6.75% per annum. The Company is required to pay Interiors actual costs for service used plus a $100,000 management fee per quarter. The term of the service agreement runs from March 1999 to February 2000. The Company believes that this arrangement will result in significant reduction in the Company's general and administrative expenses. As of June 30, 1999 the Company owed Interiors $578,000 pursuant to the Service Agreement.

On March 9, 1999, at a Special Meeting of the Board of Directors, the Board terminated Scott Searle as President of the Company. On March 12, 1999, the Company received a letter from Mr. Searle's counsel alleging certain claims against the Company in the amount of $377,600 in connection with his affiliation with the Company. The Company believes the claims are without merit and/or that it has defenses to such allegations and intends to defend itself vigorously. In association with Mr. Searle's termination the Company has expensed, for the six months ended June 30, 1999, approximately $109,000 of unamortized deferred compensation in connection with a 1995 deferred stock grant.

In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and then a Director of the Company. Pursuant to the Agreement, the Company paid to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen exchanged general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has loaned to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of Company Common Stock at a conversion price of $0.345 per share (the average closing price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved). As of March 31, 1999 the Company had recorded an accrued liability of $250,000 on the statement of financial conditions in connection with its settlement with Mr. Allen. During the six months ended June 30, 1999, The Company has expensed approximately $217,000 of unamortized deferred compensation in connection with Mr. Allen's 1995 deferred stock grant.

3. WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". Due to the net losses for the three and six months ended June 30, 1999, stock options and warrants were not included as common stock equivalents as the effect would be anti-dilutive.

4. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and June 30, 1999:

                                     December 31,        June 30,
                                        1998               1999
                                        ----               ----

             Raw Material            $1,067,000         $  961,000
             Finished Goods           2,425,000          1,978,000
                                     ----------         ----------
                                     $3,492,000         $2,939,000
                                     ==========         ==========

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

The current provision for income taxes for the three and six months ended June 30, 1999 consists of the minimum state tax.

6. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at June 30, 1998 and 1999 are as follows:

                                          1998       1999
                                          ----       ----

             Interest paid              $154,000   $113,000
                                        ========   ========
             Income taxes paid          $  1,000   $  1,000
                                        ========   ========

In conjunction with the sale of 51% of its common stock to Interiors, the Company has recorded $1,355,000 of subordinated debt and associated penalties and interest as a non-cash transaction on the statement of cash flows for the six months ended June 30, 1999.

7. DEBT

Bank Debt

At June 30, 1999, the Company had an outstanding balance of $1,598,000 on its bank line of credit and term loan. On July 15, 1999 the Company was notified by its bank that it was in default of certain provisions of its agreement and therefore interest rates pertaining to the Company's line of credit had increased from prime plus 2.75% per annum to prime plus 5.75 per annum, the default interest rate. Further, the Company's term loan interest rate increased from prime plus 3% to prime plus 6%. The terms of the Bank debt also require that the Company maintain a tangible net worth of at least $1,000,000. As of June 30, 1999 the Company is out of compliance with this covenant. The line of credit and term loans are due in October 2000.

In June 1998 Interiors Inc. signed an unconditional continuing guaranty of the Company's bank debt.

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

The Company's 8% subordinated convertible notes of $1,027,500 were cancelled as part of consideration of the Company sale of 51% of its common stock (See Note 2 "Sale of Common Stock to Interiors and Management Change"). In addition approximately $327,000 of accrued interest and penalties were also cancelled as part of this stock transaction.

The twelve percent Subordinated Convertible Note of $325,000 at March 31, 1998 became due and payable on November 27, 1997. The Company has informed the debt holder that the $325,000 of debt is subordinate to the Company's line of credit and term financing with its bank.

8. RELATED PARTY TRANSACTIONS

The Company issued to Interiors two Convertible Notes due April 30, 2001 in the aggregate amount of $355,000 bearing interest at 6.75% per annum. The Convertible Notes are convertible at $.345 per share and are accounted for as Notes payable - related parties on the Balance Sheet as of June 30, 1999.

In connection with the Service Agreement, the Company owes Interiors and subsidiaries $578,000 for facilities used and services rendered.

The Company has a note payable to a shareholder for $70,000.

In connection with the purchase of Ortek, the Company has a non interest bearing note payable to an employee for $130,000. The note is payable in monthly installments of $10,000.

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

In connection with the Company's private placement, the Board of Directors installed a new management team, which has relocated the Company's operations within a facility leased by Interiors (See Note 2 "Sole of Equity to Interiors Inc."). The Company has entered into an agreement with Interiors whereby Interiors will provide office space, management services, office supplies, personnel, managerial and administrative services. Further, Interiors will provide various consulting services in the area of marketing, production, finance and strategic planning. In addition, the agreement provides for working capital advances to the Company by Interiors at an interest rate of 6.75 per annum.

The Company continues to explore strategic opportunities with Interiors and its subsidiaries to expand product sales through cross-marketing arrangements. Management believes that the consolidation of administrative and manufacturing functions will improve operating efficiencies, yield profitability and, accordingly, enhance shareholder value.

Beginning in 1999, the Company's marketing strategy was to continue to exploit new markets with its new product offerings and maximize the efficiencies of its manufacturing and distribution network on a worldwide basis. During the year ended December 31, 1998 the Company developed four new product offerings, "Spotz", "Tableau", "Primary Colors" and "Counter Attack" which were released in the third and fourth quarters of 1998 and in the first quarter of 1999. In 1998, the Company also purchased substantially all of the assets of "Ortek" Lighting thereby expanding its low-voltage downlight product offerings. During 1996 and 1997 the Company expanded its operations to include a presence in Asia, Europe and Africa. In 1997 and 1998, due in part to the Asian fiscal crisis, the Company reduced its exposure overseas by closing its Shanghai office and by focusing on domestic sales. In March 1999, the Company closed its Singapore office.

During the second quarter of 1999 the Company's experienced significant staff and manufacturers representative turnover. Several product lines were evaluated and discontinued. In addition, the relocation of the operations of the Company hindered production and hence sales in the second quarter of 1999.

Going Concern Consideration

The Company has suffered recurring losses from operations and had an accumulated deficit at June 30, 1999 of $16,609,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during the first half of 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. The Company has been meeting its capital needs through cash infusions by Interiors. However, there can be no assurance that the Company may continue to be supported by Interiors.

The Company has received notification from its Bank that it's in default of certain provisions of its loan agreements (See Note 7 "Debt"). This default has lead to an increase in the interest rate applicable to the Company's outstanding bank debt and may require the Company to refinance its debt should the Bank accelerate the maturity date of the facility.

If the Company's credit facility is terminated and or the Company is unable to generate significant profits and or continue to obtain financing or support from Interiors or other parties for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and continue the Company's operations through fiscal 1999. Management's plan includes the following:

      The relocation of operations within a facility leased by Interiors and the implementation of a service agreement with Interiors for various financial and marketing consulting services

      To enhance its credit facility with its bank by obtaining a guarantee from Interiors of the Company's bank debt.

      To evaluate its current product offerings and distribution arrangements.

      To explore cross-marketing opportunities with Interiors.

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

Sales

Sales decreased by $1,840,000 or 28.2% from $6,517,000 for the six months ended June 30, 1998, to $4,677,000 for the six months ended June 30, 1999, and sales decreased by $904,000 or 30.2% from $2,989,000 for the three months ended June 30, 1998, to $2,085,000 for the three months ended June 30, 1999. In the first quarter of 1998 the Company had generated sales from specific high profile jobs in Las Vegas. In the first quarter of 1999 the Company did not replace those jobs. In addition, the relocation of the operations of the Company hindered production and hence sales in the second quarter of 1999.

Gross Profit

Gross profit decreased by $1,088,000 or 40.9% from $2,663,000 for the six months ended June 30, 1998, to $1,575,000 for the six months ended June 30, 1999, and gross profit decreased by $256,000 or 21.6% from $1,187,000 for the three months ended June 30, 1998, to $931,000 for the three months ended June 30, 1999. The decrease in margin as a percentage of net sales of 7.2% from 40.9% to 33.7% for the six months ended June 30, 1998 and 1999, respectively, is attributable to an increase in an inventory obsolescence and overstock reserves of $300,000 in the first quarter of 1999. The increase in margin as a percentage of net sales of 5.0% from 39.7% to 44.7% for the three months ended June 30, 1998 and 1999, respectively, is attributable to lower overhead costs associated with the relocation of the Company's operations into Interiors. The decrease in gross profit dollars for the three and six months ended June 30, 1999 is attributable to lower sales volume during the comparable period.

Selling Expense

Selling expenses decreased by $305,000 or 21.4% from $1,425,000 for the six months ended June 30, 1998, to $1,120,000 for the six months ended June 30, 1999, and selling expense decreased by $209,000 or 28.7% from $729,000 for the three months ended June 30, 1998, to $520,000 for the three months ended June 30, 1999.

The increase in selling expense as a percentage of sales for the six and three months ended June 30, 1998 and 1999 of 2.1% and .6%, respectively, is attributable to increased freight costs and commissions. The dollar decrease in selling expenses for the three and six months ended June 30, 1998 versus the three and six months ended June 30, 1999 is attributable to lower sales commissions due to lower sales volume, and reduced expenditure from oversea operations primarily in Singapore.

General and Administrative Expenses

General and administrative increased by $430,000 or 34.3% from $1,254,000 for the six months ended June 30, 1998, to $1,684,000 for the six months ended June 30, 1999, and general and administrative expense decreased by $190,000 or 31.3% from $607,000 for the three months ended June 30, 1998, to $417,000 for the three months ended June 30, 1999.

The increase in general and administrative expenses for the six months ended June 30, 1998 versus the six months ended June 30, 1999 of $430,000 is attributable to Mr. Allen's settlement agreement and the write-off of the unamortized deferred compensation associated with the 1995 stock grant for Mr. Allen and Mr. Searle. In addition, the Company recorded $200,000 of management fee in accordance with its Service Agreement. The increase in general and administrative costs were offset by decreases in management salaries and related payroll taxes, legal expenses, and telephone expenses.

The decrease in general and administrative expenses for the three months ended June 30, 1998 versus the three months ended June 30, 1999 is attributable to the realignment of the Company's cost structure with its Service Agreement with Interiors. Overall, the Company through its Service Agreement has reduced its insurance, payroll, and other related benefits expense.

Plant Closure Costs

In connection with the sale of 51% of the Company the Board of Directors has determined to close the Company's facility in Valencia, California and relocate its operations into a facility leased by Interiors. The Company estimates that the move and subsequent rental of the Valencia facility will take approximately one year. The Company has estimated the plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the six months ended June 30, 1999.

Other Income and (Expense)

Other Income and expense increased by $225,000 or 96.2% from $234,000 for the six months ended June 30, 1998, to $459,000 for the six months ended June 30, 1999, and other income and expense decreased by $47,000 or 40.9% from $115,000 for the three months ended June 30, 1998, to $68,000 for the three months ended June 30, 1999. The increase in other income and expense for the six months ended June 30, 1999 versus the six months ended June 30, 1998 is attributable to the write off of $302,000 of certain fixed assets in the first quarter of 1999 in connection with the 51% sale of the Company. The decrease in other income and expense as a percentage of net sales and dollars for the three months ended June 30, 1999 versus the three months ended June 30, 1998, is primarily due to reduced interest expense from lower bank borrowing and subordinate debt holdings.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 1998 and 1999 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first half of 1999, the Company used cash from operations of $394,000. The net cash used in operations is primarily attributable to the Company's net loss. In addition, the Company used cash from its Notes Payable to Related Parties to pay down its accounts payable.

During the first half of 1999, net cash used in investing activities, of $29,000, consists primarily of costs relating to trademarks and purchases of small fixed assets.

During the first half of 1999, net cash provided by financing activities, of $419,000, consisted primarily from the cash proceeds from the sale of 51% of the Company's common stock and cash advances from Interiors. Financing activities were offset by payments on the Company's bank debt and capital leases.

At June 30, 1999, the Company had an outstanding balance of $1,598,000 on its bank line of credit and term loan. On July 15, 1999 the Company was notified by its bank that it was in default of certain provisions of its agreement and therefore interest rates pertaining to the Company's line of credit had increased from prime plus 2.75% per annum to prime plus 5.75 per annum, the default interest rate. Further, the Company's term loan interest rate increased from prime plus 3% to prime plus 6%. The terms of the Bank debt also require that the Company maintain a tangible net worth of at least $1,000,000. As of June 30, 1999 the Company is out of compliance with this covenant. This default may require the Company to refinance its debt should the Bank accelerate the maturity date of the facility. In June 1999 Interiors Inc. signed an unconditional continuing guaranty for the Company's bank debt. As of June 30, 1999 the line of credit and term loans are due in October 2000.

During 1999, the Company has received $933,000 of from Interiors through $355,000 of 6.75% due on demand notes payable and $578,000 of non interest bearing operating advances. In accordance with the Service Agreement the Company may request additional financing, however there can be no assurances that this type of financing will continue. As such, the elimination of this continued support will have a material adverse effect on the Company's financial position.

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

With the implementation of its 1999 fiscal plan, the Company believes that it will be able to generate sufficient cash flows to support its operations through fiscal 1999. If, however, the Company experiences continued losses from operations, bank default or loss of support from Interiors it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material adverse effect on the Company's operations and financial position.

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

Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in customer operations could result in one or more customers missing scheduled payments which could impact the Company's cash flow. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                             CSL LIGHTING MANUFACTURING, INC.


                                             By: /s/ Max Mum
                                                 -------------------------------
                                                 Max Mum,
                                                 Chief Executive Officer

Dated: August 23, 1999