Form 10QSB/A
period 1999-03-31
CSL LIGHTING MANUFACTURING INC
filed 1999-11-15
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-2

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

Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 31, 1998 and
         March 31, 1999 (Unaudited)........................................3 - 4

         Condensed Statements of Operations
         for the three months ended
         March 31, 1998  (Unaudited) and
         March 31, 1999  (Unaudited)...........................................5

         Condensed Statements of Cash Flows
         for the three months ended March 31, 1998 (Unaudited)
         and March 31, 1999 (Unaudited)........................................6

         Notes to Unaudited Condensed Financial Statements................7 - 10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations...................................................11 - 16

SIGNATURES....................................................................17

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                     DECEMBER 31,     MARCH 31,
                                                         1998           1999
                                                     ------------   ------------
                                                                     (Unaudited)
CURRENT ASSETS:

 Cash                                                $     65,000   $     87,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $298,000 at
  December 31, 1998, and
  $300,000 at March 31, 1999                            1,310,000      1,270,000

 Inventories                                            3,492,000      3,121,000

 Other current assets                                     218,000        225,000
                                                     ------------   ------------
                                                        5,085,000      4,703,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $2,128,000 at December 31,
   1998 and $1,706,000 at March 31, 1999                1,004,000        627,000

COST IN EXCESS OF NET BOOK VALUE OF
   ASSETS PURCHASED, net of accumlated
    amortization of $2,000 at December 31, 1998
    and $6,000 at March 31, 1999                          215,000        218,000

OTHER ASSETS                                              117,000         13,000
                                                     ------------   ------------
                                                     $  6,421,000   $  5,561,000
                                                     ============   ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,      MARCH 31,
                                                       1998            1999
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  1,929,000    $  1,559,000
   Note payable - related parties                       268,000         445,000
   Accounts payable - affiliates                             --         100,000
   Accounts payable                                   1,260,000       1,315,000
   Accrued expenses and other current liabilities       833,000       1,414,000
                                                   ------------    ------------
                                                      4,290,000       4,833,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion             92,000          90,000
    Subordinated convertible notes                    1,452,000         425,000
    Deferred rent                                       179,000              --
                                                   ------------    ------------
                                                      1,723,000         515,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at March 31, 1999                      12,000          23,000
   Additional paid-in-capital                        16,279,000      18,171,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (445,000)       (107,000)
   Retained deficit                                 (14,220,000)    (16,656,000)
                                                   ------------    ------------
                                                        408,000         213,000
                                                   ------------    ------------
                                                   $  6,421,000    $  5,561,000
                                                   ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 3,528,000    $ 2,592,000
COST OF GOODS SOLD                                     2,052,000      1,574,000
                                                     -----------    -----------
                                                       1,476,000      1,018,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               696,000        662,000
   General and administrative                            647,000      1,700,000
   Plant closure costs                                        --        700,000
                                                     -----------    -----------
                                                       1,343,000      3,062,000
                                                     -----------    -----------
         Income (loss) from operations                   133,000     (2,044,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Loss on disposal of fixed assets                                    (302,000)
   Interest expense - financing obligations              (84,000)       (57,000)
   Interest expense - conversion discount
         and additional stock conversion bonus
         for convertible notes                           (35,000)       (32,000)
   Other                                                      --             --
                                                     -----------    -----------
                                                        (119,000)      (391,000)
                                                     -----------    -----------
         Income (loss) before provision
                   for income taxes                       14,000     (2,435,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET INCOME (LOSS)                                    $    13,000    $(2,436,000)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING - BASIC                   1,042,462      1,542,268
                                                     ===========    ===========
NET INCOME (LOSS)
         PER COMMON SHARE - BASIC                    $      0.01    $     (1.58)
                                                     ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                           1998           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                              $    13,000    $(2,436,000)
        Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
         Loss on disposal of fixed assets                                       --        302,000
         Deferred compensation                                              16,000        338,000
         Depreciation and amortization                                     130,000        212,000
         Provision for doubtful accounts                                    15,000        (20,000)
         Increase (decrease) in assets:
                 Accounts receivable                                       184,000         60,000
                 Inventories                                                93,000        371,000
                 Other                                                      79,000        (25,000)
         Increase (decrease) in liabilities:
                 Accounts payable                                         (168,000)        55,000
                 Accounts payable - affiliates                                  --        100,000
                 Accrued expenses                                         (104,000)       909,000
                 Deferred rent                                              (5,000)      (179,000)
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities       253,000       (313,000)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                                --        (16,000)
        Other assets                                                       (10,000)        (2,000)
                                                                       -----------    -----------
                 Net cash used in investing activities                     (10,000)       (18,000)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from notes payable - related parties                       --        177,000
        Repayments of long-term debt                                      (350,000)      (372,000)
        Net proceeds from sale of common stock                                  --        548,000
                                                                       -----------    -----------
                 Net cash provided by (used in) financing activities      (350,000)       353,000
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           (107,000)        22,000
CASH, beginning of period                                                  152,000         65,000
                                                                       -----------    -----------
CASH, end of period                                                    $    45,000    $    87,000
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

The Company has entered into an agreement ("Service Agreement") with Interiors whereby Interiors provides office space, management services, office supplies, personnel, and managerial and administrative services to the Company. Further, Interiors provides various consulting services in the area of marketing, production, finance and strategic planning. In addition, the Service Agreement provides for working capital advances to the Company by Interiors. The working capital advances are due on demand and bear an interest rate of 6.75% per annum. The Company is required to pay Interiors actual costs for service used plus a $100,000 management fee per quarter. The term of the service agreement runs from March 1999 to February 2000. The Company believes that this arrangement will result in significant reduction in the Company's general and administrative expenses. As of March 31, 1999 the Company owed Interiors $100,000 pursuant to the Service Agreement. This amount is shown as Account payable - affiliates as of March 31, 1999.

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

4. WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". Due to the net losses for the three months ended March 31, 1999, stock options and warrants were not included as common stock equivalents as the effect would be anti-dilutive.

5. INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and March 31, 1999:

                                             December 31,   March 31,
                                             ------------   ---------
                                                 1998         1999
                                                 ----         ----

                  Raw Material                $1,067,000   $1,067,000
                  Finished Goods               2,425,000    2,054,000
                                              ----------   ----------
                                              $3,492,000   $3,121,000
                                              ==========   ==========

6. INCOME TAXES

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

The current provision for income taxes for the three months ended March 31, 1999 consists of the minimum state tax.

7. STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at March 31, 1998 and 1999 are as follows:

                                                 1998         1999
                                              ----------   ----------

                  Interest paid               $   80,000   $   57,000
                                              ==========   ==========
                  Income taxes paid           $    1,000   $    1,000
                                              ==========   ==========

In conjunction with the sale of 51% of its common stock to Interiors, the Company has recorded $1,355,000 of subordinated debt and associated penalties and interest as a non-cash transaction on the statement of cash flows for the quarter ended March 31, 1999.

8. DEBT

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

9. RELATED PARTY TRANSACTIONS

The Company issued to Interiors a Convertible Note due April 30, 2001 in the aggregate amount of $205,000 bearing interest at 6.75% per annum. The Convertible Note is convertible at $.345 per share and is accounted for as Notes payable - related parties on the Balance Sheet as of March 31, 1999.

In connection with the Service Agreement, the Company owes Interiors and subsidiaries $100,000 for management fees under the service contract.

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

The Company has begun the process of closing its main facility in Valencia California and relocating its operations within a facility leased by Interiors in the City of Industry, California. In addition, the Company is exploring strategic opportunities with Interiors to expand product sales through cross-marketing arrangements. The Company has entered into an agreement with Interiors whereby Interiors will provide office space, management services, office supplies, personnel, managerial and administrative services. Further, Interiors will provide various consulting services in the area of marketing, production, finance and strategic planning. In addition, the agreement provides for working capital advances to the Company by Interiors at a prevailing commercial interest rate.

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

Going Concern Consideration

The Company has suffered recurring losses from operations and had an accumulated deficit at March 31, 1999 of $16,656,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during 1998 or the first quarter of 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management has evaluated its current operations and has focused the Company's efforts and developed plans to generate operating income and continue the Company's operations through fiscal 1999. Management's plan includes the following:

      The sale of a 51% interest in the Company to Interiors as a strategic investor (See Footnote 2 "Sale of Equity to Interiors, Inc.").

      The closure of its Valencia, California facility and the relocation of operations within Interiors in order to save certain administrative and manufacturing costs. (See Footnote 3 "Plant Closure and Management Change").

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

Gross Profit

Gross profit decreased by $458,000 or 31.0% from $1,476,000 for the three months ended March 31, 1998 to $1,018,000 for the three months ended March 31, 1999. Gross profit as a percentage of net sales decreased 2.6% from 41.8% for the three months ended March 31, 1998, to 39.3% for the three months ended March 31, 1999. The decrease in margin as a percentage of sales and dollars is attributable to an increase in obsolescence and overstock reserves of $300,000, material expense and indirect labor for the quarter. In addition, certain fixed overhead items have not been absorbed due to the Company's sale volume in the first quarter of 1999.

Selling Expense

Selling expenses decreased by $34,000 or 4.89% from $696,000 for the three months ended March 31, 1998 to $662,000 for the three months ended March 31, 1999. Selling expense as a percentage of net sales increased 5.8% from 19.7% for the three months ended March 31, 1998 to 25.5% for the three months ended March 31, 1999.

The increase in selling expense as a percentage of sales for the three months ended March 31, 1998 and 1999 of 5.8%, is attributable to increased freight costs and commissions. The decrease of $34,000 of selling expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1999 is attributable to lower sales commissions due to lower sales volume, and reduced expenditures from oversea operations, primarily in Singapore.

General and Administrative Expenses

General and administrative expenses increased by $1,053,000 or 162.8% from $647,000 for the three months ended March 31, 1998 to $1,700,000 for the three months ended March 31, 1999. General and administrative expense as a percentage of net sales increased 47.3% from 18.3% for the three months ended March 31, 1998 to 65.6% for the three months ended March 31, 1999.

The increase in general and administrative expenses for the three months ended March 31, 1998 versus the three months ended March 31, 1999 of $1,053,000 is primarily attributable to Mr. Allen's settlement agreement and the write-off of the unamortized deferred compensation associated with the 1995 stock grant for Mr. Allen and Mr. Searle. In addition, the Company recorded a $100,000 quarterly management fee in accordance with its Service Agreement. The increase in general and administrative costs were offset by decreases in management salaries and related payroll taxes, legal expenses, and telephone expenses.

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

Liquidity and Capital Resources

During the first quarter of 1999, the Company used cash from operating activities of $313,000. The net cash used in operating activities is primarily attributable to the Company's net loss for the quarter offset by positive operating activities including increases in accrued expenses and obsolesce and overstock reserves associated with inventory.

During the first quarter of 1999, net cash used in investing activities, of $18,000, consisted primarily of costs relating to trademarks and purchases of software upgrades, and improvements to the Company's Dallas Showroom.

During the first quarter of 1999, net cash provided by financing activities, of $353,000, consisted of $548,000 of net cash proceeds from the sale of common stock (See footnote 2. "Sale of Equity to Interiors, Inc."), $205,000 of financing from Interiors and the repayment of $400,000 on the Company's bank line of credit.

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