Form 10QSB/A
period 1999-06-30
CSL LIGHTING MANUFACTURING INC
filed 1999-11-15
CIK 916068

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

The registrant hereby amends and restate its 10-QSB for the quarter ended June 30, 1999 in its entirety as set forth herein.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1.     Financial Statements

            Condensed Balance Sheets at
            December 31, 1998 and
            June 30, 1999 (Unaudited) .................................   3 - 4

            Condensed Statements of Operations
            for the six months ended
            June 30, 1998  (Unaudited) and
            June 30, 1999 (Unaudited) .................................       5

            Condensed Statements of Operations
            for the three months ended
            June 30, 1998  (Unaudited) and
            June 30, 1999 (Unaudited) .................................       6

            Condensed Statements of Cash Flows for
            the six months ended June 30, 1999
            (Unaudited) and June 30, 1998 (Unaudited) .................       7

            Notes to Unaudited Condensed Financial Statements .........   8 - 11

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations ..........   12-17

SIGNATURES ............................................................      18

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                       DECEMBER 31,    JUNE 30,
                                                           1998          1999
                                                        ----------    ----------
                                                                     (Unaudited)
CURRENT ASSETS:

 Cash                                                   $   65,000    $  155,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $298,000 at
  December 31, 1998, and
  $308,000 at June 30, 1999                              1,310,000     1,207,000

 Inventories                                             3,492,000     2,883,000

 Other current assets                                      218,000       294,000
                                                        ----------    ----------
                                                         5,085,000     4,539,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $2,128,000 at December 31,
   1998 and $1,189,000 at June 30, 1998                  1,004,000       577,000

COST IN EXCESS OF NET BOOK VALUE OF
   ASSETS PURCHASED, net of accumlated
    amortization of $2,000 at December 31, 1998
    and $10,000 at June 30, 1999                           215,000       214,000

OTHER ASSETS                                               117,000        33,000
                                                        ----------    ----------
                                                        $6,421,000    $5,363,000
                                                        ==========    ==========

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,      JUNE 30,
                                                       1998            1999
                                                   ------------    ------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  1,929,000    $  1,594,000
   Notes payable - related parties                      268,000         555,000
   Accounts payable affiliates                               --         678,000
   Accounts payable                                   1,260,000         871,000
   Accrued expenses and other current liabilities       833,000       1,080,000
                                                   ------------    ------------
                                                      4,290,000       4,778,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion             92,000         150,000
    Subordinated convertible notes                    1,452,000         425,000
    Deferred rent                                       179,000              --
                                                   ------------    ------------
                                                      1,723,000         575,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at June 30, 1999                       12,000          23,000
   Additional paid-in-capital                        16,279,000      18,171,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (445,000)       (103,000)
   Retained deficit                                 (14,220,000)    (16,863,000)
                                                   ------------    ------------
                                                        408,000          10,000
                                                   ------------    ------------
                                                   $  6,421,000    $  5,363,000
                                                   ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        1998           1999
                                                     -----------    -----------

NET SALES                                            $ 6,517,000    $ 4,677,000
COST OF GOODS SOLD                                     3,854,000      2,880,000
                                                     -----------    -----------
                                                       2,663,000      1,797,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                             1,425,000      1,092,000
   General and administrative                          1,254,000      2,188,000
   Plant Costs                                                --        700,000
                                                     -----------    -----------
                                                       2,679,000      3,980,000
                                                     -----------    -----------
       Loss from operations                              (16,000)    (2,183,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Loss on disposal on fixed assets                           --       (300,000)
   Interest income                                         1,000             --
   Interest expense - financing obligations             (163,000)      (116,000)
   Interest expense - conversion discount, interest
       and additional stock conversion bonus
       for convertible notes                             (72,000)       (43,000)
                                                     -----------    -----------
                                                        (234,000)      (459,000)
                                                     -----------    -----------
       Loss before provision for income taxes           (250,000)    (2,642,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET LOSS                                             $  (251,000)   $(2,643,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
       OF COMMON STOCK OUTSTANDING                     1,059,385      1,946,139
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.24)   $     (1.36)
                                                     ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 2,989,000    $ 2,085,000
COST OF GOODS SOLD                                     1,802,000      1,306,000
                                                     -----------    -----------
                                                       1,187,000        779,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               729,000        431,000
   General and administrative                            607,000        489,000
                                                     -----------    -----------
                                                       1,336,000        920,000
                                                     -----------    -----------
       Loss from operations                             (149,000)      (141,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Gain on disposal on fixed assets                           --          2,000
   Interest income                                         1,000             --
   Interest expense - financing obligations              (79,000)       (59,000)
   Interest expense - conversion discount,
       interest and additional stock
       conversion bonus for convertible notes            (37,000)       (11,000)
                                                     -----------    -----------
                                                        (115,000)       (68,000)
                                                     -----------    -----------
       Loss before provision for income taxes           (264,000)      (209,000)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
NET LOSS                                             $  (264,000)   $  (209,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
       OF COMMON STOCK OUTSTANDING                     1,076,538      2,336,769
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.25)   $     (0.09)
                                                     ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                           1998           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $  (251,000)   $(2,643,000)
        Adjustments to reconcile net loss to
           net cash (used in) provided by operating activities:
         Loss on disposal of property and equipment                             --        300,000
         Deferred compensation                                              33,000        342,000
         Depreciation and amortization                                     257,000        296,000
         Provision for doubtful accounts                                    47,000         90,000
         Decrease (increase) in assets:
                 Accounts receivable                                       329,000         13,000
                 Inventories                                              (212,000)       609,000
                 Other                                                     177,000       (131,000)
         Increase (decrease) in liabilities:
                 Bank overdraft                                             95,000             --
                 Accounts payable                                          (70,000)      (389,000)
                 Accounts payable affiliates                                    --        678,000
                 Accrued expenses                                         (138,000)       632,000
                 Deferred rent                                             (11,000)      (179,000)
                                                                       -----------    -----------
                 Net cash (used in) provided by operating activities       256,000       (382,000)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                (21,000)       (20,000)
        Other assets                                                        (6,000)        (9,000)
                                                                       -----------    -----------
                 Net cash used in investing activities                     (27,000)       (29,000)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from notes payable - related parties                       --        287,000
        Repayments of long-term debt                                      (361,000)      (336,000)
        Net proceeds from sale of common stock                                  --        550,000
                                                                       -----------    -----------
                 Net cash (used in) provided by financing activities      (361,000)       501,000
                                                                       -----------    -----------
NET DECREASE IN CASH                                                      (132,000)        90,000
CASH, beginning of period                                                  152,000         65,000
                                                                       -----------    -----------
CASH, end of period                                                    $    20,000    $   155,000
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

The Company has entered into an agreement ("Service Agreement") with Interiors whereby Interiors provides office space, management services, office supplies, personnel and managerial and administrative services to the Company. Further, Interiors provides various consulting services in the area of marketing, production, finance and strategic planning. In addition, the Service Agreement provides for working capital advances to the Company by Interiors at a rate of 6.75% per annum. The Company is required to pay Interiors actual costs for service used plus a $100,000 management fee per quarter. The term of the service agreement runs from March 1999 to February 2000. The Company believes that this arrangement will result in significant reduction in the Company's general and administrative expenses. As of June 30, 1999 the Company owed Interiors $678,000 pursuant to the Service Agreement.

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

4.    INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and June 30, 1999:

                                             December 31,        June 30,
                                             ------------        --------
                                                1998               1999
                                                ----               ----

      Raw Material                           $1,067,000         $1,549,000
      Finished Goods                          2,425,000          1,334,000
                                             ----------         ----------
                                             $3,492,000         $2,883,000
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

During the period ended June 30, 1999 the Company reclassified $60,000 of accrued expenses to long term debt. This non-cash transaction is reflected on the Company's statement of cash flow for the six months ended June 30, 1999.

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

In June 1998, Interiors signed an unconditional continuing guaranty of the Company's bank debt.

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

The Company's 8% subordinated convertible notes of $1,027,500 were cancelled as part of consideration of the Company sale of 51% of its common stock (See Note 2
- "Sale of Common Stock to Interiors and Management Change"). In addition approximately $327,000 of accrued interest and penalties were also cancelled as part of this stock transaction.

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

In connection with the Service Agreement, the Company owes Interiors and subsidiaries $678,000 for facilities used and services rendered.

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

In connection with the Company's private placement, the Board of Directors installed a new management team, which has relocated the Company's operations within a facility leased by Interiors (See Note 2 "Sale of Equity to Interiors, Inc."). The Company has entered into an agreement with Interiors whereby Interiors will provide office space, management services, office supplies, personnel, managerial and administrative services. Further, Interiors will provide various consulting services in the area of marketing, production, finance and strategic planning. In addition, the agreement provides for working capital advances to the Company by Interiors at a rate of 6.75% per annum.

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

Going Concern Consideration

The Company has suffered recurring losses from operations and had an accumulated deficit at June 30, 1999 of $16,863,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during the first half of 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. The Company has been meeting its capital needs through cash infusions by Interiors. However, there can be no assurance that Interiors will continue to make working capital advances to the Company.

The Company has received notification from its Bank that it's in default of certain provisions of its loan agreements (See footnote 7 "Debt"). This default has lead to an increase in the interest rate applicable to the Company's outstanding bank debt and may require the Company to refinance its debt should the Bank accelerate the maturity date of the facility.

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

Gross Profit

Gross profit decreased by $ 866,000 or 32.5% from $2,663,000 for the six months ended June 30, 1998, to $1,797,000 for the six months ended June 30, 1999, and gross profit decreased by $408,000 or 34.4% from $1,187,000 for the three months ended June 30, 1998, to $779,000 for the three months ended June 30, 1999. The decrease in margin as a percentage of net sales for the six months ended June 30, 1998 and 1999, respectively, is attributable to an increase in an inventory obsolescence and overstock reserves of $300,000 in the first quarter of 1999. The decrease in margin as a percentage of net sales for the three months ended June 30, 1998 and 1999, respectively, is attributable to the relocation of the Company's operations into Interiors. The decrease in gross profit dollars for the three and six months ended June 30, 1999 is attributable to lower sales volume during the comparable period.

Selling Expense

Selling expenses decreased by $333,000 or 23.4% from $1,425,000 for the six months ended June 30, 1998, to $1,092,000 for the six months ended June 30, 1999, and selling expense decreased by $298,000 or 40.9% from $729,000 for the three months ended June 30, 1998, to $431,000 for the three months ended June 30, 1999.

The increase in selling expense as a percentage of sales for the three months ended June 30, 1998 and 1999 of 1.4% is attributable to increased freight costs and commissions. The decrease is selling expense of 3.7% as a percentage of sales for the three months ended June 30, 1999 versus the comparable period is primarily due to the elimination of the Singapore operations in 1999. The dollar decrease in selling expenses for the three and six months ended June 30, 1998 versus the three and six months ended June 30, 1999 is attributable to lower sales commissions due to lower sales volume, and reduced expenditure from oversea operations primarily in Singapore.

General and Administrative Expenses

General and administrative increased by $934,000 or 74.5% from $1,254,000 for the six months ended June 30, 1998, to $2,188,000 for the six months ended June 30, 1999, and general and administrative expense decreased by $118,000 or 19.4% from $607,000 for the three months ended June 30, 1998, to $489,000 for the three months ended June 30, 1999.

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

Other Income and (Expense)

Other Income and expense increased by $225,000 or 96.2% from $234,000 for the six months ended June 30, 1998, to $459,000 for the six months ended June 30, 1999, and other income and expense decreased by $47,000 or 40.9% from $115,000 for the three months ended June 30, 1998, to $68,000 for the three months ended June 30, 1999. The increase in other income and expense for the six months ended June 30, 1999 versus the six months ended June 30, 1998 is attributable to the write off of $272,000 of certain fixed assets in the first quarter of 1999 in connection with the 51% sale of the Company. The decrease in other income and expense as a percentage of net sales and dollars for the three months ended June 30, 1999 versus the three months ended June 30, 1998, is primarily due to reduced interest expense from lower bank borrowing and subordinate debt holdings.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 1998 and 1999 reflects the minimum state tax due.

Liquidity and Capital Resources

During the first half of 1999, the Company used cash from operations of $382,000. The net cash used in operations is primarily attributable to the Company's net loss. In addition, the Company used cash from its Notes Payable to Related Parties to pay down its accounts payable.

During the first half of 1999, net cash used in investing activities, of $29,000, consists primarily of costs relating to trademarks and purchases of small fixed assets.

During the first half of 1999, net cash provided by financing activities, of $501,000, consisted primarily from the cash proceeds from the sale of 51% of the Company's common stock and cash advances from Interiors. Financing activities were offset by payments on the Company's bank debt and capital leases.

At June 30, 1999, the Company had an outstanding balance of $1,598,000 on its bank line of credit and term loan. On July 15, 1999 the Company was notified by its bank that it was in default of certain provisions of its agreement and therefore interest rates pertaining to the Company's line of credit had increased from prime plus 2.75% per annum to prime plus 5.75 per annum, the default interest rate. Further, the Company's term loan interest rate increased from prime plus 3% to prime plus 6%. The terms of the Bank debt also require that the Company maintain a tangible net worth of at least $1,000,000. As of June 30, 1999 the Company is out of compliance with this covenant. This default may require the Company to refinance its debt should the Bank accelerate the maturity date of the facility. In June 1999, Interiors signed an unconditional continuing guaranty of the Company's bank debt. As of June 30, 1999 the line of credit and term loans are due in October 2000.

During 1999, the Company has received $1,033,000 of financing from Interiors through $355,000 of 6.75% due on demand notes payable and $678,000 of non interest bearing operating advances. In accordance with the Service Agreement the Company may request additional financing, however there can be no assurances that this type of financing will continue. As such, the elimination of this continued support will have a material adverse effect on the Company's financial position.

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

                               CSL LIGHTING MANUFACTURING, INC.

                                          By:/s/ Max Munn
                                               -----------------------
                                               Max Munn,
                                               Chief Executive Officer

Dated: August 23, 1999