Form 10QSB
period 1999-09-30
CSL LIGHTING MANUFACTURING INC
filed 1999-11-15
CIK 916068

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,336,769 shares of common stock, $.01 par value, as of November 12, 1999.

                        CSL LIGHTING MANUFACTURING, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                          PAGE
-------------------------------                                          ----

Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 31, 1998 and
         September 30, 1999 (Unaudited)....................................3 - 4

         Condensed Statements of Operations
         for the nine months ended
         September 30, 1998  (Unaudited) and
         September 30,1999 (Unaudited) ........................................5

         Condensed Statements of Operations
         for the three months ended
         September 30, 1998  (Unaudited) and
         September 30, 1999  (Unaudited).......................................6

         Condensed Statements of Cash Flows
         for the nine months ended September 30, 1998 (Unaudited)
         and September 30, 1999 (Unaudited)....................................7

         Notes to Unaudited Condensed Financial Statements................8 - 11

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.................................................. 12 - 17

SIGNATURES....................................................................18

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1998            1999
                                                    ----------     ----------
                                                                  (Unaudited)

CURRENT ASSETS:

 Cash                                               $   65,000     $  144,000

 Accounts receivable, net of
  allowance for doubtful
  accounts of $298,000 at
  December 31, 1998 and
  $273,000 at September 30, 1999                     1,310,000      1,515,000

 Inventories                                         3,492,000      2,520,000

 Other current assets                                  218,000        259,000
                                                    ----------     ----------
                                                     5,085,000      4,438,000

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and
   amortization of $2,128,000 at December 31,
   1998 and $1,282,000 at September 30, 1998         1,004,000        493,000

COST IN EXCESS OF NET BOOK VALUE OF
   ASSETS PURCHASED, net of accumlated
    amortization of $2,000 at December 31, 1998
    and $14,000 at September 30, 1999                  215,000        211,000

OTHER ASSETS                                           117,000         26,000
                                                    ----------     ----------
                                                    $6,421,000     $5,168,000
                                                    ==========     ==========

  The accompaning notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1998            1999
                                                   ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt             $  1,929,000    $  1,162,000
   Notes payable - related parties                      268,000         511,000
   Accounts payable affiliates                               --       1,295,000
   Accounts payable                                   1,260,000         746,000
   Accrued expenses and other current liabilities       833,000         993,000
                                                   ------------    ------------
                                                      4,290,000       4,707,000
                                                   ------------    ------------
LONG - TERM LIABILITIES:
    Long - term debt, net of current portion             92,000         150,000
    Subordinated convertible notes                    1,452,000         425,000
    Deferred rent                                       179,000              --
                                                   ------------    ------------
                                                      1,723,000         575,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 1,000,000 shares
   Issued and Outstanding - none                             --              --

   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and Outstanding -
    1,145,017 shares at December 31, 1998
    and 2,336,769 at September 30, 1999                  12,000          23,000
   Additional paid-in-capital                        16,279,000      18,171,000
   Less - Shares held in treasury                    (1,218,000)     (1,218,000)
   Deferred compensation                               (445,000)        (98,000)
   Retained deficit                                 (14,220,000)    (16,992,000)
                                                   ------------    ------------
                                                        408,000        (114,000)
                                                   ------------    ------------
                                                   $  6,421,000    $  5,168,000
                                                   ============    ============

  The accompaning notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------

NET SALES                                            $ 9,528,000    $ 7,117,000
COST OF GOODS SOLD                                     5,821,000      4,490,000
                                                     -----------    -----------
                                                       3,707,000      2,627,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                             2,073,000      1,672,000
   General and administrative                          2,057,000      2,502,000
   Plant costs                                                --        700,000
                                                     -----------    -----------
                                                       4,130,000      4,874,000
                                                     -----------    -----------
            Loss from operations                        (423,000)    (2,247,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Loss on disposal on fixed assets                           --       (300,000)
   Interest and other income                               1,000          1,000
   Interest expense - financing obligations             (239,000)      (170,000)
   Interest expense - conversion discount, interest
            and additional stock conversion bonus
            for convertible notes                       (103,000)       (55,000)
                                                     -----------    -----------
                                                        (341,000)      (524,000)
                                                     -----------    -----------
            Loss before provision for income taxes      (764,000)    (2,771,000)

PROVISION FOR INCOME TAXES                                 1,000          1,000
                                                     -----------    -----------
NET LOSS                                             $  (765,000)   $(2,772,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
            OF COMMON STOCK OUTSTANDING                 1,060,325      2,071,935
                                                      ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                     $     (0.72)   $    (1.34)
                                                      ===========    ===========

  The accompaning notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         1998           1999
                                                     -----------    -----------
NET SALES                                            $ 3,011,000    $ 2,440,000
COST OF GOODS SOLD                                     1,967,000      1,609,000
                                                     -----------    -----------
                                                       1,044,000        831,000
                                                     -----------    -----------
OPERATING EXPENSES:
   Selling                                               648,000        580,000
   General and administrative                            805,000        312,000
                                                     -----------    -----------
                                                       1,453,000        892,000
                                                     -----------    -----------
            Loss from operations                        (409,000)       (61,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense - financing obligations              (76,000)       (53,000)
   Interest expense - conversion discount, interest
            and additional stock conversion bonus
            for convertible notes                        (31,000)       (12,000)
                                                     -----------    -----------
                                                        (107,000)       (65,000)
                                                     -----------    -----------
            Loss before provision for income taxes      (516,000)      (126,000)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
NET LOSS                                             $  (516,000)   $  (126,000)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
            OF COMMON STOCK OUTSTANDING                1,094,477      2,336,769
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                    $     (0.47)   $     (0.05)
                                                     ===========    ===========

  The accompaning notes are an integral part of these condensed balance sheets

                        CSL LIGHTING MANUFACTURING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                 1998           1999
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                          $  (765,000)   $(2,772,000)
           Adjustments to reconcile net loss to
              net cash provided by operating activities:
            Loss on disposal of property and equipment                                --        300,000
            Deferred compensation                                                 49,000        347,000
            Depreciation and amortization                                        377,000        374,000
            Provision for doubtful accounts                                       87,000        (25,000)
            Interest expense associated with fixed
               conversion discounts and additional stock bonus                        --
            Decrease (increase) in assets:
                       Accounts receivable                                       532,000       (180,000)
                       Inventories                                              (105,000)       972,000
                       Other                                                     227,000        (78,000)
            Increase (decrease) in liabilities:
                       Bank overdraft                                             30,000             --
                       Accounts payable                                           47,000       (514,000)
                       Accounts payable affiliates                                    --      1,295,000
                       Accrued expenses                                          (77,000)       544,000
                       Deferred rent                                             (17,000)      (179,000)
                                                                             -----------    -----------
                       Net cash provided by operating activities                 385,000         84,000
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                   (34,000)       (20,000)
           Other assets                                                          (11,000)       (11,000)
                                                                             -----------    -----------
                       Net cash used in investing activities                     (45,000)       (31,000)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayments of long-term debt                                         (492,000)      (767,000)
           Net proceeds from sale of common stock                                     --        550,000
           Net proceeds from notes payable - related parties                          --        243,000
                                                                             -----------    -----------
                       Net cash (used in) provided by financing activities      (492,000)        26,000
                                                                             -----------    -----------
NET DECREASE IN CASH                                                            (152,000)        79,000
CASH, beginning of period                                                        152,000         65,000
                                                                             -----------    -----------
CASH, end of period                                                          $        --    $   144,000
                                                                             ===========    ===========

  The accompaning notes are an integral part of these condensed balance sheets

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

2.    SALE OF EQUITY TO INTERIORS, INC.

      On March 2, 1999, the Company, consummated the sale of 1,191,752 newly-issued shares of its common stock, par value $0.01 per share (the "Shares"), to Interiors, Inc., a Delaware corporation ("Interiors"), representing approximately 51.0% of the outstanding shares of the Company's Common Stock as of such date (giving effect to such issuance), pursuant to the terms of a Stock Purchase Agreement, dated as of March 1, 1999 (the "Purchase Agreement"), by and between the Company and Interiors. Pursuant to the terms of the Purchase Agreement, Interiors acquired the Shares from the Company in exchange for (i) the cancellation of approximately $1.4 million of outstanding Company convertible debt and related obligations and (ii) $600,000 in cash. As contemplated by the Purchase Agreement, the Company and Interiors entered into a Standstill Agreement, dated as of March 1, 1999 (the "Standstill Agreement"), which expired on July 28, 1999.

Plant Closure and Management Changes

In connection with the sale of 51% of the Company, the Board of Directors determined to close the Company's facility in Valencia, California and relocate its operations into a facility leased by Interiors. In May 1999, the Company moved its main operation to a facility leased by Interiors in the City of Industry, California. The Company estimates that the subsequent rental of the Valencia facility will take approximately one year. The Company originally estimated the Valencia plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the nine months ended September 30, 1999. In addition, as a result of the plant closure, during the nine months ended September 30, 1999 the Company wrote off $272,000 of property and equipment.

The Company has entered into an agreement ("Service Agreement") with Interiors whereby Interiors provides office space, management services, office supplies, personnel and managerial and administrative services to the Company. Further, Interiors provides various consulting services in the area of marketing, production, finance and strategic planning. In addition, the Service Agreement provides for working capital advances to the Company by Interiors at a rate of 6.75% per annum. The Company is required to pay Interiors actual costs for service used plus a $100,000 management fee per quarter. The term of the service agreement runs from March 1999 to February 2000. The Company believes that this arrangement will result in significant reduction in the Company's general and administrative expenses. As of September 30, 1999, the Company owed Interiors and subsidiaries $1,295,000 pursuant to the Service Agreement.

On March 9, 1999, at a Special Meeting of the Board of Directors, the Board terminated Scott Searle as President of the Company. On March 12, 1999, the Company received a letter from Mr. Searle's counsel alleging certain claims against the Company in the amount of $377,600 in connection with his affiliation with the Company. The Company believes the claims are without merit and/or that it has defenses to such allegations and intends to defend itself vigorously. In association with Mr. Searle's termination the Company has expensed, for the nine months ended September 30, 1999, approximately $109,000 of unamortized deferred compensation in connection with a 1995 deferred stock grant.

In April 1999, the Company entered into a settlement and release agreement (the "Agreement") with Mark Allen, the former Chief Executive Officer and then a Director of the Company. Pursuant to the Agreement, the Company paid to Mr. Allen the sum of $205,000 in full satisfaction of the Company's obligations pursuant to Mr. Allen's employment agreement. The Company and Mr. Allen exchanged general releases in connection with the transaction. In connection with the payment to Mr. Allen, Interiors has loaned to the Company $205,000 pursuant to a convertible note bearing interest at 6.75% per annum due April 30, 2001. The note will be convertible on or after July 28, 1999, at the election of the holder, into shares of Company Common Stock at a conversion price of $0.345 per share (the average closing price of the Common Stock on the thirty trading days preceding March 22, 1999, the date the transaction was approved). During the nine months ended September 30, 1999 the Company had recorded an accrued liability of $250,000 on the statement of financial conditions in connection with its settlement with Mr. Allen. During the nine months ended September 30, 1999, the Company has expensed approximately $217,000 of unamortized deferred compensation in connection with Mr. Allen's 1995 deferred stock grant.

3.    WEIGHTED AVERAGE NUMBER OF SHARES

Net income or loss per share is based upon the weighted average number of shares outstanding during the period in accordance with SFAS 128 "Earnings Per Share". Due to the net losses for the three and nine months ended September 30, 1999, stock options and warrants were not included as common stock equivalents as the effect would be anti-dilutive.

4.    INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost (weighted average) or market and consist of the following at December 31, 1998 and September 30, 1999:

                                       December 31,       September 30,
                                       ------------       -------------
                                           1998               1999
                                           ----               ----
        Raw Material                    $1,067,000         $1,292,000
        Finished Goods                   2,425,000          1,228,000
                                        ----------         ----------
                                        $3,492,000         $2,520,000
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

The current provision for income taxes for the nine months ended September 30, 1999 consists of the minimum state tax.

6.       STATEMENTS OF CASH FLOWS

Supplemental cash flows disclosures at September 30, 1998 and 1999 are as follows:

                                                       1998          1999

                    Interest paid                     $154,000      $160,000
                                                      ========      ========
                    Income taxes paid                 $  1,000      $  1,000
                                                      ========      ========

In conjunction with the sale of 51% of its common stock to Interiors, the Company has recorded $1,355,000 of subordinated debt and associated penalties and interest as a non-cash transaction on the statement of cash flows for the nine months ended September 30, 1999.

During the period ended September 30, 1999 the Company reclassfied $60,000 of accrued expenses to long term debt. This non-cash transaction is reflected on the Company's statement of cash flow for the nine months ended September 30, 1999.

7.    DEBT

Bank Debt

At September 30, 1999, the Company had an outstanding balance of $1,155,000 on its bank line of credit and term loan. On July 15, 1999 the Company was notified by its bank that it was in default of certain provisions of its agreement and therefore interest rates pertaining to the Company's line of credit had increased from prime plus 2.75% per annum to prime plus 5.75 per annum, the default interest rate. Further, the Company's term loan interest rate increased from prime plus 3% to prime plus 6%. The terms of the Bank debt also require that the Company maintain a tangible net worth of at least $1,000,000. As of September 30, 1999 the Company is out of compliance with this covenant. The line of credit and term loans are due in October 2000.

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

8.    RELATED PARTY TRANSACTIONS

The Company issued to Interiors two Convertible Notes due April 30, 2001 in the aggregate amount of $355,000 bearing interest at 6.75% per annum. The Convertible Notes are convertible at $.345 per share and are accounted for as Notes payable - related parties on the Balance Sheet as of September 30, 1999.

In connection with the Service Agreement, the Company owes Interiors and subsidiaries $1,295,000 for facilities used and services rendered.

The Company has a note payable to a shareholder for $66,000.

In connection with the purchase of Ortek, the Company has a non interest bearing note payable to an employee for $90,000. The note is payable in monthly installments of $10,000.

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

Overview:

In March 1999, the Company completed a private placement of 1,191,752 shares of its common stock, representing 51% of its outstanding shares, to Interiors, Inc. ("Interiors") for total consideration of approximately $2 million. In conjunction with the transaction, Interiors and the Company entered into a Standstill Agreement, which expired on July 28, 1999, and the Company expanded its Board of Directors to seven members, including three designees of Interiors.

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

During the second and third quarter of 1999 the Company's experienced significant staff and manufacturers' representative turnover. Several product lines were evaluated and discontinued. In addition, the relocation of the operations of the Company hindered production and hence sales for the nine months ended September 30, 1999.

Going Concern Consideration

The Company has suffered recurring losses from operations and has an accumulated deficit at September 30, 1999 of $16,992,000 that raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's common stock has been delisted from the Nasdaq SmallCap Market for failure to meet the minimum bid price maintenance listing requirement. The Company's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol CSLX. As a consequence, it may be more difficult to sell or obtain quotations as to prices of the Company's common stock, which may adversely impact the liquidity thereof. In the past, the Company's cash flow requirements have been met by the generation of capital through public sales of equity borrowings and the issuance of convertible debentures issued with "conversion at a discount" features, although no such securities were issued during the nine months ended September 30, 1999. No assurance can be given that this source of financing will continue to be available and demand for the Company's equity instruments will be sufficient to meet its capital needs. The Company has been meeting its capital needs through cash infusions by Interiors. However, there can be no assurance that the Company may continue to be supported by Interiors.

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

Sales

Sales decreased by $2,411,000 from $9,528,000 for the nine months ended September 30, 1998, to $7,117,000 for the nine months ended September 30, 1999, and sales decreased by $571,000 or 19.0% from $3,011,000 for the three months ended September 30, 1998, to $2,440,000 for the three months ended September 30, 1999. The decrease in sales for the three and nine months ended September 30, 1999 versus the three and nine months ended September 30, 1998 is primarily attributable to the loss of certain sales representatives, the relocation of the Company's main facility, which hindered production, and turnover of key employees.

Gross Profit

Gross profit decreased by $1,080,000, from $3,707,000 for the nine months ended September 30, 1998, to $2,627,000 for the nine months ended September 30, 1999. Gross profit decreased by $213,000, from $1,044,000 for the three months ended September 30, 1998 to $831,000 for the three months ended September 30, 1999. Gross profit as a percentage of net sales decreased 2.0% from 38.9% for the nine months ended September 30, 1998, to 36.9% for the nine months ended September 30, 1998. Gross profit as a percentage of net sales decreased .6% from 34.7% for the three months ended September 30, 1998, to 34.1% for the three months ended September 30, 1999. The decrease in gross profit for the three and nine months ended September 30, 1999 is attributable to the relocation of the Company's main facility. The decrease in gross profit dollars for the three and nine months ended September 30, 1999 is attributable to lower sales volume during the periods.

Selling Expense

Selling expenses as a percentage of net sales for the nine months ended September 30, 1998 and 1999 were 21.8%, and 23.5%, respectively. Selling expenses as a percentage of net sales for the three months ended September 30, 1998 and 1999 were 21.5% and 23.8%, respectively. For the three and nine months ended September 30, 1999, selling expenses were $580,000 and $1,672,000, respectively. For the three and nine months ended September 30, 1998, selling expenses were $648,000 and $2,073,000, respectively.

The increase in selling expense as a percentage of sales for the three and nine months ended September 30, 1998 and 1999 of 2.3% and 1.7%, respectively, is attributable to increased freight costs and commissions. The dollar decrease in selling expenses for the three and nine months ended September 30, 1998 versus the three and nine months ended September 30, 1999 is attributable to lower sales commissions due to lower sales volume, and reduced expenditure from oversea operations primarily in Singapore.

General and Administrative Expenses

General and administrative expenses increased by $445,000 or 21.6% from $2,057,000 for the nine months ended September 30, 1998, to $2,502,000 for the nine months ended September 30, 1999. General and administrative expenses decreased by $493,000 or 61.2% from $805,000 for the three months ended September 30, 1998 to $312,000 for the three months ended September 30, 1999.

The increase in general and administrative expenses for the nine months ended September 30, 1998 versus the nine months ended September 30, 1999 of $445,000 is attributable to the expenses incurred in connection with Mr. Allen's settlement agreement and the write-off of the unamortized deferred compensation associated with the 1995 stock grant for Mr. Allen and Mr. Searle. In addition, the Company recorded $300,000 of management fee in accordance with its Service Agreement. The increase in general and administrative costs were offset by decreases in management salaries and related payroll taxes, legal expenses, and telephone expenses.

The decrease in general and administrative expenses for the three months ended September 30, 1998 versus the three months ended September 30, 1999 is attributable to the realignment of the Company's cost structure through its Service Agreement with Interiors. Overall, the Company has reduced its insurance, payroll, and other related benefits expense.

Plant Closure Costs

In connection with the sale of 51% of the Company the Board of Directors determined to close the Company's facility in Valencia, California and relocate its operations into a facility leased by Interiors. The Company estimates that the move and subsequent rental of the Valencia facility will take approximately one year. The Company has estimated the plant closure expenditures at approximately $700,000 and has provided for those expenditures on the Balance Sheet and Statement of Operations as of and for the nine months ended September 30, 1999.

Other Income and (Expense)

Other income and expense as a percentage of net sales for the nine months ended September 30, 1998 and 1999 were 3.6% and 7.4%, respectively. Other income and expense expenses as a percentage of net sales for the three months ended September 30, 1998 and 1999 were 3.6% and 2.7%, respectively. For the nine months ended September 30, 1998 and 1999 other income and expense were $341,000 and $524,000, respectively. For the three months ended September 30, 1998 and 1999, other income and expense were $107,000 and $65,000, respectively. The increase in other income and expense for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 is attributable to the write off of $300,000 of certain fixed assets in the first quarter of 1999 in connection with the 51% sale of the Company. The decrease in other income and expense as a percentage of net sales and dollars for the three months ended September 30, 1999 versus the three months ended September 30, 1998, is primarily due to reduced interest expense from lower bank borrowing and subordinate debt holdings.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 1998 and 1999 reflects the minimum state tax due.

Liquidity and Capital Resources

During 1999, the Company provided cash from operations of $84,000. The net cash provided by operations is primarily attributable to the Company's funds received from various affiliated company's to offset the Company's loss from operations before non cash items.

During 1999, net cash used in investing activities, of $31,000, consists primarily of costs relating to trademarks and purchases of small fixed assets.

During 1999, net cash provided by financing activities, of $26,000, consisted primarily from the cash proceeds from the sale of 51% of the Company's common stock and cash advances from Interiors. Financing activities were offset by payments on the Company's bank debt and capital leases.

At September 30, 1999, the Company had an outstanding balance of $1,155,000 on its bank line of credit and term loan. On July 15, 1999 the Company was notified by its bank that it was in default of certain provisions of its agreement and therefore interest rates pertaining to the Company's line of credit had increased from prime plus 2.75% per annum to prime plus 5.75 per annum, the default interest rate. Further, the Company's term loan interest rate increased from prime plus 3% to prime plus 6%. The terms of the Bank debt also require that the Company maintain a tangible net worth of at least $1,000,000. As of September 30, 1999 the Company is out of compliance with this covenant. This default may require the Company to refinance its debt should the Bank accelerate the maturity date of the facility. In June 1999, Interiors signed an unconditional continuing guaranty of the Company's bank debt. As of September 30, 1999 the line of credit and term loans are due in October 2000.

During 1999, the Company has received $1,650,000 of financing from Interiors through $355,000 of 6.75% due on demand notes payable and $1,295,000 of non interest bearing operating advances. In accordance with the Service Agreement the Company may request additional financing, however there can be no assurances that this type of financing will continue. As such, the elimination of this continued support will have a material adverse effect on the Company's financial position.

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

With the implementation of its 1999 fiscal plan, the Company believes that it will be able to generate sufficient cash flows to support its operations through year end 1999. If, however, the Company experiences continued losses from operations, bank default or loss of support from Interiors it may be required to raise additional working capital to support its operations. Further, there can be no assurance that the Company will be able to generate sufficient cash flows from operations, or raise additional funding to support the Company's operations, the failure of which would have a material adverse effect on the Company's operations and financial position.

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

                                            CSL LIGHTING MANUFACTURING, INC.

                                               By: /s/ Max Munn
                                                   ------------
                                                   Max Munn,
                                                   Chief Executive Officer

         Dated:  November 12, 1999